Form 10-Q
period 1996-03-31
SANO CORP
filed 1996-05-15
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1996.

                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
      TO _____________


Commission File Number:  0-27088


- --------------------------------------------------------------------------------
                                SANO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                    FLORIDA                              650263022
- ------------------------------------       -------------------------------------
      (State of other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

             3250 COMMERCE PARKWAY
                MIRAMAR, FLORIDA                           33025
- -----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)



                                 (954) 430-3340
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes               No     X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value 9,206,932 shares as of  May 10, 1996.

                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -- March 31, 1996 and December 31, 1995

           Statements of Operations -- Three months ended March 31, 1996 and
                                       1995 and for the cumulative period from
                                       inception (May 16, 1991) through March
                                       31, 1996

           Statements of Cash Flows -- Three months ended March 31, 1996, and
                                       1995 and for the cumulative period from
                                       inception (May 16, 1991) through March
                                       31, 1996

           Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K



SIGNATURES



FINANCIAL STATEMENTS
ITEM 1.
                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                                                                                         March 31               December 31,
                                                                                           1996                     1995
                                      ASSETS                                            (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                          $       265,828        $      5,517,061
     Marketable securities                                                                   23,949,834              22,782,221
     Receivable                                                                                 616,567                       -
     Other current assets                                                                       264,199                 320,401
                                                                                    --------------------     -------------------
           Total current assets                                                              25,096,428              28,619,683
                                                                                    --------------------     -------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                            6,141,751               5,304,167
                                                                                    --------------------     -------------------

OTHER ASSETS
     Patents, net                                                                               276,389                 236,815
     Deposits and other                                                                         862,050                 463,838
                                                                                    --------------------     -------------------
         Total other assets                                                                   1,138,439                 700,653
                                                                                    --------------------     -------------------

TOTAL ASSETS                                                                            $    32,376,618        $     34,624,503
                                                                                    ====================     ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                                       $       124,540        $        213,816
    Current obligation under capitalized leases                                                  34,608                  33,429
    Accounts payable                                                                            841,652                 696,015
    Accrued expenses                                                                            626,970                 647,871
                                                                                    --------------------     -------------------
           Total current liabilities                                                          1,627,770               1,591,131
                                                                                    --------------------     -------------------

LONG TERM LIABILITIES
     Deferred revenue                                                                         2,068,222               1,451,655
     Capitalized lease obligations, net of current portion                                       39,824                  48,990
     Notes payable                                                                              484,648                 473,024
                                                                                    --------------------     -------------------
           Total long term liabilities                                                        2,592,694               1,973,669
                                                                                    --------------------     -------------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 authorized, none issued or                           -                       -
       outstanding
     Common stock $0.01 par value, 25,000,000 shares authorized, 9,206,932
       issued and outstanding at March 31, 1996 and Deember 31, 1995                             92,069                  92,069
     Additional paid-in-capital                                                              45,354,225              45,354,225
     Deficit accumulated during development stage                                           (17,290,140)            (14,386,591)
                                                                                    --------------------     -------------------
           Total stockholders' equity                                                        28,156,154              31,059,703
                                                                                    --------------------     -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                        $    32,376,618         $    34,624,503
                                                                                    ====================     ===================

                             SEE ACCOMPANYING NOTES



                                SANO CORPORATION

                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 CUMULATIVE PERIOD
                                                                                                                  FROM INCEPTION
                                                                                                                  (MAY 16, 1991)
                                                                                                                      THROUGH
                                                                     THREE MONTHS ENDED MARCH 31,                    MARCH 31,

                                                                    1996                       1995                      1996
                                                                    ----                       ----                      ----
REVENUES                                                       $             -            $             -         $             -
                                                               ---------------            ---------------         ---------------

OPERATING EXPENSES

   Research and development                                          2,758,378                  1,497,098              15,541,819
   General and administrative                                          444,229                    178,671               2,476,497
                                                              -----------------         ------------------     -------------------
      Total operating expenses                                       3,202,607                  1,675,769             18,018,316
                                                              -----------------         ------------------     -------------------

OTHER INCOME (EXPENSE)
   Development fees                                                          -                          -                 228,025
   Interest income                                                     335,960                     13,413                 714,891
   Interest expense                                                   (20,262)                   (19,127)               (198,100)
   Loss on sale of equipment                                          (16,640)                          -                (16,640)
                                                              -----------------         ------------------     -------------------
      Total other income (expense)                                     299,058                    (5,714)                 728,176
                                                              -----------------         ------------------     -------------------

NET LOSS                                                         $   2,903,549             $    1,681,483           $  17,290,140
                                                              =================         ==================     ===================

LOSS PER SHARE (NOTE 2)                                          $         .32             $          .31           $        3.83
                                                              =================         ==================     ===================
WEIGHTED AVERAGE SHARES                                              9,207,000                  5,481,000               4,509,000
                                                              =================         ==================     ===================


                             SEE ACCOMPANYING NOTES



                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                       CUMULATIVE PERIOD
                                                                                                        FROM INCEPTION
                                                                                                        (MAY 16, 1991)
                                                                                                            THROUGH
                                                                    THREE MONTHS ENDED MARCH 31,           MARCH 31,

                                                                    1996                 1995                  1996

                                                                    ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                $  (2,903,549)        $  (1,681,483)       $ (17,290,140)
         Adjustments to reconcile net loss to net cash used
               in operating activities:
             Depreciation and amortization                             148,261                54,945              763,414
             Loss on sale of equipment                                  16,640                     -               16,640
             Accretion of discount on marketable securities          (230,445)                     -            (393,693)
             Interest accrued on notes payable                          18,916                     -              122,259
             Changes in operating assets and liabilities:
                 Decrease (increase) in other current assets            56,202               178,709            (264,199)
                 Decrease (increase) in deposits and other           (398,212)                16,758            (862,050)
                 Increase in accounts payable and accrued
                   expenses                                           124,736                 76,672           1,468,622
                                                              -----------------     -----------------    ------------------
                       Net cash used in operating activities       (3,167,451)           (1,354,399)         (16,439,147)
                                                              -----------------    ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                      (1,001,922)             (988,952)          (6,817,922)
         Sale of equipment                                               2,200                     -                2,200
         Expenditures for patents                                     (42,337)              (47,247)            (287,076)
                                                             ------------------   ------------------    -----------------
               Net cash used in investing activities               (1,042,059)           (1,036,199)          (7,102,798)
                                                              -----------------   ------------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

            Fractional share payoff                                          -                     -                (707)
            Repayment of notes payable                               (104,555)              (10,267)          (1,820,528)
            Sale and maturities of marketable securities             3,827,858                     -            3,827,858
            Purchase of marketable securities                      (4,765,026)                     -         (27,383,999)
            Proceeds from notes payable                                      -                     -            2,511,960
            Advances from distributor                                        -                     -            1,451,655
            Proceeds from issuance of common stock, net of                   -                     -           31,671,037
              expenses
            Proceeds from issuance of preferred stock series A               -                     -              400,000
            Proceeds from issuance of preferred stock series B               -                     -              553,997
            Proceeds from issuance of preferred stock series C               -                     -            1,499,989
            Proceeds from issuance of preferred stock series D               -                     -            6,000,000
            Proceeds from issuance of preferred stock series E               -                     -            5,096,511
                                                              -----------------    ------------------   ------------------
                 Net cash (used in)  provided by financing
                    activities                                     (1,041,723)              (10,267)           23,807,773
                                                             ------------------    ------------------   ------------------
     Net increase (decrease) in cash and cash equivalents          (5,251,233)           (2,400,866)              265,828
         Cash and cash equivalents at beginning of period           5,517,061              2,585,918                    -
                                                             =================    ==================   ==================
         Cash and cash equivalents at end of period              $    265,828          $     185,052        $     265,828
                                                              =================    ==================   ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Deferred revenue receivable                                   $    616,567          $          -        $      616,567
                                                             =================    ==================   ==================
   Capitalized leases                                            $          -          $          -        $       95,396
                                                             =================    ==================   ==================

In November 1995, in conjunction with the initial public offering, the Company had a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996



(1)  BASIS OF PRESENTATION:

The information at March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which management of Sano Corporation (the "Company") believes are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the three month period ended March 31, 1996 are not necessarily indicative of results of operations and cash flows which may be reported for a full year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

(2) RECEIVABLE:

Receivable represents amount due from a distribution company. The monies due to the Company are to be repaid only from future gross profits of certain products developed by the Company and distributed by the distribution company. Accordingly, these amounts are also recorded as deferred revenue.

(3) DEFERRED REVENUE:

In 1994, the Company entered into an agreement with a distribution company pursuant to which such distribution company would pay certain product development fees in exchange for the right to distribute certain products in development by the Company. Any monies received by the Company would be repaid out of future gross profits of certain products developed by the Company and distributed by the distribution company. Such amounts are classified as deferred revenue and would be recognized as income through future sales.

(4) LOSS PER SHARE:

Loss per share is determined by dividing the net loss attributable to holders of Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, after applying the treasury stock method and after giving effect to the reverse stock split and the recapitalization referred to below.

Common stock equivalents do not include the issuance of stock options and warrants because of their antidilutive effect.

(5) STOCKHOLDERS' EQUITY:

On November 10, 1995 the Company completed an initial public offering of 2,600,000 shares of its common stock. Simultaneously with the completion of the offering, (i) all outstanding shares of preferred stock (consisting of 1,066,664 shares of Series A redeemable preferred stock, 984,884 shares of Series B redeemable preferred stock, 430,108 shares of Series C redeemable preferred stock, 1,200,000 shares of Series D redeemable preferred stock and 875,000 shares of Series E redeemable preferred stock) were automatically converted into an aggregate of 3,797,213 shares of common stock and (ii) the Company's certificate of incorporation was amended and restated to provide that the authorized capital stock of the Company consists of 25,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value.

In connection with the initial public offering, the Board of Directors of the Company approved a 5-for-6 reverse stock split of its common stock effective coincident with the date of the initial public offering.

On December 11, 1995, the Company completed the sale of an additional 390,000 shares of its common stock in connection with the exercise by the Underwriters of their over-allotment option.

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                    CONTINUED



(6)  STOCK OPTION PLAN:

In May 1993, the Board of Directors of the Company adopted the Sano Corporation 1993 Nonqualified Stock Option Plan (the "Plan") which has been approved by the Company's stockholders. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the Plan. The Plan provides for the granting of stock options for the purchase of up to 1,224,083 shares of the Company's common stock. The Plan which is administered by the Board of Directors of the Company, terminates on May 4, 2003. The purchase price per share of stock purchased under an option pursuant to the Plan is determined by the Board, but in no event may such price be below the fair market value of such stock. The maximum term of any option is ten years from the date of grant. All options terminate within 120 days of termination of employment.

In September 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of stock options to key employees, officers, directors and independent contractors for the purchase of up to 500,000 shares of the Company's common stock. Options granted under the Plan may be incentive stock options or nonqualified options. Additionally, under the 1995 Plan, each non-employee director receives on the date of his appointment as director an option to purchase 5,000 shares of common stock, and upon the release of prior year earnings in each subsequent year an option to purchase 5,000 shares of common stock.

Options typically vest over a period of years. However, each Plan provides for immediate vesting for certain key officers, if control of the Company is changed.

The following is a summary of stock option activity:

                                             Number of Shares  Option Price Per
                                                                     Share
                                             --------------   ----------------
Outstanding at December 31, 1995                 1,272,500    $  .67 - 11.50
Granted                                             46,000     11.88 - 14.38
Exercised                                               --             --
Canceled                                               (15)      .67 - 3.60
                                              -------------  ----------------

Outstanding at March 31, 1996                    1,318,485       .67 - 14.38
                                              ==============  ================

Options exercisable at March 31, 1996              870,769    $  .67 - 14.38
                                              ==============  ================

Shares of common stock available for
     future grants at March 31, 1996                 405,598
                                                ==============

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                    CONTINUED



(7) LEGAL PROCEEDINGS:

         On March 6, 1996, Key Pharmaceuticals, Inc. ("Key") filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, a generic version of Nitro Dur(R), for which the Company has filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration, infringed certain patents owned by Key. The Company has invited Key to review samples of and certain information about the Company's generic version of Nitro Dur(R) under appropriate confidentiality arrangements. Key has not yet responded. The Company had previously obtained non-infringement opinions with regard to its product and believes that there is no merit to the allegations in the complaint. The Company has filed an answer and counter claims to the complaint and intends to vigorously defend this lawsuit. If however, the Company is found in violation of Key's patents, it may not be able to market its generic version of Nitro Dur(R) on a commercially acceptable basis or at all.

PART I  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Since its commencement of operations in October 1992, the Company has devoted substantially all of its resources to drug delivery research and development programs and now has nine proprietary products and eight generic products in various stages of development. The Company has not yet commenced its planned principal operations and is therefore classified as a development stage company. The Company has been unprofitable since inception and expects to incur significant additional losses in the near future. For the period from inception through March 31, 1996, the Company incurred a cumulative net loss of $17,290,000. The Company's sources of working capital have been an initial public offering (the "Offering"), equity financing prior to the Offering and, to a far lesser extent, interest earned on investment of cash. The Company has also received certain product development advances from Pharmaceutical Resources, Inc. ("PRI") in connection with its distribution agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

The Company reported net loss of $2,904,000 for the three months ended March 31, 1996, compared to a net loss of $1,681,000 for the same period in 1995. The increase in net loss of $1,223,000 reflects the Company's increasing clinical, facilities, research and development and personnel expenditures. The Company employed 64 individuals during the quarter ended March 31, 1996 compared to 33 individuals for the same period in the prior year.

The Company incurred research and development expenses of $2,758,000 during the three month period ended March 31, 1996 compared to $1,497,000 for the same period in the prior year, an increase of $1,261,000 or 84%. Of the $1,261,000 increase, $699,000 is a result of increases in the Company's clinical trial programs for its Proprietary and Generic products and increases in its research program; $377,000 of the increase is due to increased personnel and related expenditures necessary to undertake increased research and development activities; and $185,000 of the increase relates to increases in operating overhead allocations due to facilities expansion including rent, common area maintenance, taxes and utilities. As of March 31, 1996, the Company had 17 products in various stages of development compared to 12 products in the comparable period of 1995.

General and administrative expenses were $444,000 and $179,000, respectively, for the three month period ended March 31, 1996 and 1995. The $265,000 increase is due to personnel and related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts as well as increases in facilities operation expenses, depreciation and insurance expenses.

Interest income for the three month period ended March 31, 1996 increased to $336,000 compared to $13,000 for the same prior year period. This $323,000 increase in interest income is attributable to the investment of the remaining proceeds of the Offering. Interest expense is principally the interest expense amortization associated with a discounted promissory note payable to PRI.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,167,000 for the three months ended March 31, 1996, compared to $1,354,000 the same prior year period. This increase reflects increased cash outlays for clinical trials, payroll and overhead.

The Company had capital expenditures of $1,042,000 for plant and equipment acquisitions, additions to patents and licensing agreements during the three months ended March 31, 1996, compared to $1,036,000 for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED

Net cash used in financing activities totaled $1,042,000 for the three months ended March 31, 1996 compared to $10,000 for the same period in 1995. The increase is a result of the net purchase of marketable securities of $937,000 and the repayment of notes payable of $105,000.

At March 31, 1996, the Company had working capital of $23,469,000 compared to working capital of $27,029,000 at December 31, 1995. Cash and cash equivalents and marketable securities were $24,216,000 and $28,299,000 at March 31, 1996 and December 31, 1995, respectively.

Based on its current expectations of product development, the Company expects to use approximately $5,000,000 in 1996 on capital improvements and purchases of machinery and equipment. Based on its current expectations of product development, the Company also anticipates using $5,000,000 to fund clinical trials in 1996. The Company believes that assuming it does not incur any unanticipated material expenses it has enough working capital to fund current operations and capital requirements through early 1997.

On April 19, 1996 the FDA's, Nonprescription Advisory Committee voted unanimously to recommend that two of the four branded transdermal nicotine patches be switched from prescription to over-the-counter (OTC) status (an "OTC Switch"). The Company has filed an Abbreviated New Drug Application for approval of a generic version of Habitrol(R), which was not one of the nicotine patches approved for the OTC Switch. The Company believes, however, if there is an OTC Switch based on prior actions of the FDA with other products that it is likely Habitrol(R) will be approved for an OTC Switch at or about the same time as the other nicotine patches. The final approval for the OTC Switch is subject to approval by the FDA. In addition, the FDA must determine whether any one, or all, of the nicotine patches will receive a period of marketing exclusivity. At this time management is unable to predict whether there will be an OTC Switch, or which manufacturers, if any, will receive a period of marketing exclusivity if there is an OTC Switch, and what effect if any, the OTC Switch will have on the Company. In the event that Habitrol(R) is approved for the OTC Switch, any period of exclusivity granted by the FDA for the OTC version of Habitrol(R) would serve to delay the launch of the Company's generic nicotine patch, delay the Company's receipt of revenue from this product and could have a negative impact of the ultimate marketability on the product.

The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding management's expectations of FDA approval and the commencement of sales; and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the Company's ability to continue to complete development and clinical trials of its products and, ultimately, to obtain approval for the sale of such products from the FDA, neither of which is assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Incorporated by reference to "Notes to Financial Statements - Legal Proceeding" in Part I of this Quarterly Report.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits


EXHIBIT                      DESCRIPTION

   10.1         1993 Non-Qualified Stock Option Plan of Registrant (1)
   10.2         1995 Stock Option Plan of Registrant (1)
   10.3         Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
   10.4         Employment Agreement, dated as of September 20, 1995, between the Registrant and Marc M. Watson (2)
   10.5         Employment Agreement, dated as of September 20, 1995, between the Registrant and Reginald L. Hardy (2)
   10.6         Employment Agreement, dated as of May 31, 1993, between the
                  Registrant and Charles Betlach (1)
   10.7         Employment Agreement, dated as of September 30, 1993, between the Registrant and Cheryl Gentile, as amended (2)
   10.8         Employment Agreement, dated as of May 28, 1993, between the
                  Registrant and Jesus Miranda, as amended (2)
   10.9         Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph Gentile (1)
   10.10        Distribution Agreement, dated February 24, 1994, between
                  the Registrant and Pharmaceutical Resources, Inc. (1) (4)
   10.11        Lease Agreement, dated May 6, 1994, between the Registrant and
                  Sunbeam Properties, Inc. (3250 Commerce Parkway, Miramar, Florida property) (1)
   10.12        Lease Agreement, dated June 10, 1994, between the Registrant and
                  Sunbeam Properties, Inc.(3251 Corporate Way, Miramar, Florida property) (1)
   10.13        Consulting Agreement dated January 7, 1994 between the
                  Registrant and Dr. Donald Robinson (2)
   10.14        License Agreement dated October 28, 1994 by and between Dr. Jed
                  E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (3)
   23.1         Consent of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel,
                  P.A. (included in its opinion filed as Exhibit 5.1) (2)
   23.2         Consent of Arthur Andersen LLP (3)

- -----------------------------------------

(1) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file number 33-97194.

(2) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 1 to Registration Statement on Form S-1, file number 33-97194.

(3) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Amendment No. 2 to Registration Statement on Form S-1, file number 33-97194.

(4) Certain marked portions of this Agreement have been redacted and filed separately with the Commission pursuant to Rule 406 of the Securities Act of 1933.

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the first quarter of 1996.

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   By:  /s/ Reginald L. Hardy
                                       -----------------------------------------
Dated:   May 10, 1996                  Reginald L. Hardy
                                       PRESIDENT
                                       (PRINCIPAL EXECUTIVE OFFICER)





                                   By:  /s/ Gerald S. Coombs
                                       -----------------------------------------
Dated:   May 10, 1996                   Gerald S. Coombs
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)