Form 10-Q
period 1996-06-30
SANO CORP
filed 1996-08-09
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
         TO _____________

Commission File Number:  0-27088

                                SANO CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               FLORIDA                                   650263022
- ---------------------------------------     ------------------------------------
   (State of other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        3250 COMMERCE PARKWAY
          MIRAMAR, FLORIDA                                 33025
- ---------------------------------           ------------------------------------
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

                                 Yes    X       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value 9,226,096 shares as of  August 7, 1996.

                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -- June 30, 1996 and December 31, 1995

           Statements of Operations -- Three and six months ended June 30, 1996 and 1995 and for the cumulative period
                                       from inception (May 16, 1991) through
                                       June 30, 1996

           Statements of Cash Flows -- Six months ended June 30, 1996, and 1995 and for the cumulative period from
                                       inception (May 16, 1991) through June 30,
                                       1996

           Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES

FINANCIAL STATEMENTS
ITEM 1.
                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEETS

                                                                                                      June 30     December 31,
                                                                                                        1996          1995
                                                                                                        ----          ----
                                      ASSETS                                                        (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                                      $ 6,356,777    $ 5,517,061
     Marketable securities                                                                           14,884,162     22,782,221
     Other current assets                                                                               181,398        320,401
                                                                                                    -----------    -----------
           Total current assets                                                                      21,422,337     28,619,683
                                                                                                    -----------    -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                                    7,700,055      5,304,167
                                                                                                    -----------    -----------
OTHER ASSETS
     Patents, net                                                                                       348,982        236,815
     Deposits and other                                                                               1,163,734        463,838
                                                                                                    -----------    -----------
         Total other assets                                                                           1,512,716        700,653
                                                                                                    -----------    -----------

TOTAL ASSETS                                                                                        $30,635,108    $34,624,503
                                                                                                    ===========    ===========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                                                   $    33,711    $   213,816
    Current obligation under capitalized leases                                                          35,989         33,429
    Accounts payable                                                                                    693,219        696,015
    Accrued expenses                                                                                  1,294,108        647,871
                                                                                                    -----------    -----------
           Total current liabilities                                                                  2,057,027      1,591,131
                                                                                                    -----------    -----------

LONG TERM LIABILITIES
     Deferred revenue                                                                                 3,318,509      1,451,655
     Capitalized lease obligations, net of current portion                                               30,290         48,990
     Notes payable                                                                                      496,558        473,024
                                                                                                    -----------    -----------
           Total long term liabilities                                                                3,845,357      1,973,669
                                                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 authorized, none issued or outstanding                      --             --
     Common stock $0.01 par value, 25,000,000 shares authorized, 9,225,680 & 9,206,932
            issued and outstanding at June 30, 1996 and December 31, 1995, respectively                  92,257         92,069
     Additional paid-in-capital                                                                      45,369,424     45,354,225
     Deficit accumulated during development stage                                                   (20,728,957)   (14,386,591)
                                                                                                    -----------    -----------
             Total stockholders' equity                                                              24,732,724     31,059,703
                                                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                          $30,635,108    $34,624,503
                                                                                                    ===========    ===========

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                     CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                      INCEPTION
                                                                                                                   (MAY 16, 1991)
                                                      THREE MONTHS ENDED                SIX MONTHS ENDED               THROUGH
                                                           JUNE 30,                         JUNE 30,                   JUNE 30,
                                                   1996             1995              1996              1995             1996
                                                   ----             ----              ----              ----             ----
REVENUES                                         $         -      $         -       $         -       $         -     $          -
OPERATING EXPENSES
   Research and development                        3,077,056        1,823,678         5,835,434         3,320,776       18,618,875
   General and administrative                        646,637          242,709         1,090,866           421,380        3,123,134
                                                 -----------      -----------       -----------       -----------     ------------
      Total operating expenses                     3,723,693        2,066,387         6,926,300         3,742,156       21,742,009
                                                 -----------      -----------       -----------       -----------     ------------
OTHER INCOME (EXPENSE)
   Development fees                                        -                -                 -                 -          228,025
   Interest income                                   302,360           38,397           638,320            51,810        1,017,251
   Interest expense                                  (17,484)         (21,156)          (37,746)          (40,283)        (215,584)
   Loss on sale of equipment                               -                -           (16,640)                -          (16,640)
                                                 -----------      -----------       -----------       -----------     ------------
      Total other income (expense)                   284,876           17,241           583,934            11,527        1,013,052
                                                 -----------      -----------       -----------       -----------     ------------
NET LOSS                                          (3,438,817)      (2,049,146)       (6,342,366)       (3,730,629)     (20,728,957)
                                                 -----------      -----------       -----------       -----------     ------------

Dividends on redeemable preferred stock                    -         (379,182)                -          (379,182)               -
                                                 -----------      -----------       -----------       -----------     ------------
Net loss attributable to common stockholders     $(3,438,817)     $(2,428,328)      $(6,342,366)      $(4,109,811)    $(20,728,957)
                                                 ===========      ===========       ===========       ===========     ============

LOSS PER SHARE (NOTE 2)                          $     (0.37)     $     (0.41)      $     (0.69)      $     (0.72)    $      (4.38)
                                                 ===========      ===========       ===========       ===========     ============
WEIGHTED AVERAGE SHARES                            9,214,000        5,913,000         9,210,000         5,694,000        4,737,000
                                                 ===========      ===========       ===========       ===========     ============


                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       CUMULATIVE PERIOD
                                                                                                        FROM INCEPTION
                                                                                                        (MAY 16, 1991)
                                                                                                            THROUGH
                                                                      SIX MONTHS ENDED JUNE 30,            JUNE 30,

                                                                    1996                 1995                  1996
                                                                    ----                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                  $(6,342,366)          $(3,730,629)        $(20,728,957)
         Adjustments to reconcile net loss to net cash used in
                 operating activities:
             Depreciation and amortization                             312,500               166,887              927,653
             Loss on sale of equipment                                  16,640                     -               16,640
             Accretion of discount on marketable securities            (79,338)                    -             (242,586)
             Interest accrued on notes payable                          36,402                37,740              139,745
             Changes in operating assets and liabilities:
                 Decrease (increase) in other current assets           151,204                91,048             (169,197)
                 Decrease (increase) in deposits and other            (712,097)                7,274           (1,175,935)
                 Increase in accounts payable and accrued expenses     643,441               742,677            1,987,327
                                                                   -----------           -----------         ------------
                     Net cash used in operating activities          (5,973,614)           (2,685,003)         (19,245,310)
                                                                   -----------           -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                       (2,721,012)           (2,466,293)          (8,537,012)
         Sale of equipment                                               2,200                     -                2,200
         Sale and maturities of marketable securities               17,629,278                     -           17,629,278
         Purchase of marketable securities                          (9,651,881)                    -          (32,270,854)
         Expenditures for patents                                     (118,383)              (91,991)            (363,122)
                                                                   -----------           -----------         ------------
                      Net cash (used in) provided by
                         investing activities                        5,140,202            (2,558,284)         (23,539,510)
                                                                   -----------           -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Fractional share payoff                                          -                     -                 (707)
            Repayment of notes payable                                (209,113)                    -           (1,925,086)
            Proceeds from notes payable                                      -               129,495            2,511,960
            Advances from distributor                                1,866,854                     -            3,318,509
            Proceeds from exercise of stock options                     15,387                     -               15,387
            Proceeds from issuance of common stock, net of expenses          -                     -           31,671,037
            Proceeds from issuance of preferred stock series A               -                     -              400,000
            Proceeds from issuance of preferred stock series B               -                     -              553,997
            Proceeds from issuance of preferred stock series C               -                     -            1,499,989
            Proceeds from issuance of preferred stock series D               -               156,563            6,000,000
            Proceeds from issuance of preferred stock series E               -             5,101,249            5,096,511
                                                                   -----------           -----------         ------------
                 Net cash provided by financing activities           1,673,128             5,387,307           49,141,597
                                                                   -----------           -----------         ------------

         Net increase in cash and cash equivalents                     839,716               144,020            6,356,777
         Cash and cash equivalents at beginning of period            5,517,061             2,585,918                    -
                                                                   -----------           -----------         ------------
         Cash and cash equivalents at end of period                $ 6,356,777           $ 2,729,938         $  6,356,777
                                                                   ===========           ===========         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Accrued interest on redeemable preferred stock                  $         -           $   379,182         $          -
                                                                   ===========           ===========         ============
   Capitalized leases                                              $         -           $         -         $     95,396
                                                                   ===========           ===========         ============

In November 1995, in conjunction with the initial public offering, the Company had a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996



(1)  BASIS OF PRESENTATION:

The information at June 30, 1996 and for the six months ended June 30, 1996 and 1995 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which management of Sano Corporation (the "Company") believes are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the six month period ended June 30, 1996 are not necessarily indicative of results of operations and cash flows which may be reported for a full year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

In November 1995, in conjunction with the initial public offering, the Company had a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

(2) DEFERRED REVENUE:

In 1994, the Company entered into an agreement with a distribution company pursuant to which such distribution company would pay certain product development fees in exchange for the right to distribute certain products in development by the Company. Certain funds received by the Company pursuant to the agreement are to be repaid from future gross profits derived from certain products developed by the Company and distributed by the distribution company. Other funds received under the agreement are subject to conditions of the agreement for recognition as revenue, that have not yet been met. The amounts received under the agreement are classified as deferred revenue and will be recognized as income through future sales or as the specified conditions are met.

(3) LOSS PER SHARE:

Loss per share is determined by dividing the net loss attributable to holders of Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding, after applying the treasury stock method and after giving effect to the reverse stock split and the recapitalization referred to above.

Common stock equivalents do not include the issuance of stock options and warrants because of their antidilutive effect.

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    CONTINUED

(4)  STOCK OPTION PLAN:

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

The following is a summary of stock option activity:

                                                  NUMBER OF      OPTION PRICE
                                                    SHARES         PER SHARE
                                                  ---------       -----------
          Outstanding at December 31, 1995        1,272,500      $  .67 - 11.50
          Granted                                   241,000       11.88 - 16.75
          Exercised                                 (18,748)        .67 -  2.70
          Canceled                                   (8,141)        .67 - 16.75
                                                  ---------      --------------

          Outstanding at June 30, 1996            1,486,611      $  .67 - 16.75
                                                  =========      ==============

          Options exercisable at June 30, 1996      875,076      $  .67 - 14.38
                                                  =========      ==============

          Shares of common stock available for
               future grants at June 30, 1996       218,724
                                                  =========

                                SANO CORPORATION
                        (A Development Stage Corporation)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                    CONTINUED



(5) LEGAL PROCEEDINGS:

         On March 6, 1996, Key Pharmaceuticals, Inc. ("Key") filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, a generic version of Nitro Dur/registered trademark/, for which the Company has filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration, infringed certain patents owned by Key. The Company has invited Key to review samples of and certain information about the Company's generic version of Nitro Dur/registered trademark/ under appropriate confidentiality arrangements. Key has not yet responded. The Company had previously obtained non-infringement opinions with regard to its product and believes that there is no merit to the allegations in the complaint. The Company has filed an answer and counter claims to the complaint and intends to vigorously defend this lawsuit. If however, the Company is found in violation of Key's patents, it may not be able to market its generic version of Nitro Dur/registered trademark/ on a commercially acceptable basis or at all.

PART I  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Since its commencement of operations in October 1992, the Company has devoted substantially all of its resources to drug delivery research and development programs and now has ten proprietary products and twelve generic products in various stages of development. The Company has not yet commenced its planned principal operations and is therefore classified as a development stage company. The Company has been unprofitable since inception and expects to incur significant additional losses in the near future. For the period from inception (May 16, 1991) through June 30, 1996, the Company incurred a cumulative net loss of $20,729,000. The Company's sources of working capital have been an initial public offering (the "Offering"), equity financing prior to the Offering, product development fees and advances from Pharmaceutical Resources, Inc. ("PRI") in connection with its distribution agreement and, to a far lesser extent, interest earned on investment of cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

The Company reported net loss of $3,439,000 for the three months ended June 30, 1996, compared to a net loss of $2,428,000 for the same period in 1995. The increase in net loss of $1,011,000 primarily represents the Company's increasing clinical, facilities, research and development and personnel expenditures. In addition, dividends on redeemable preferred stock of $379,000 were accrued for three months ended June 30, 1995. The Company employed 75 individuals during the quarter ended June 30, 1996 compared to 44 individuals for the same period in the prior year.

The Company incurred research and development expenses of $3,077,000 during the three month period ended June 30, 1996 compared to $1,824,000 for the same period in the prior year, an increase of $1,253,000 or 69%. Of the $1,253,000 increase, $756,000 is a result of increases in the Company's clinical trial programs for its Proprietary and Generic products and increases in its research program; $341,000 of the increase is due to increased personnel and related expenditures necessary to undertake increased research and development activities; and $156,000 of the increase relates to increases in operating overhead allocations due to facilities expansion including rent, common area maintenance, taxes and utilities. As of June 30, 1996, the Company had 22 products in various stages of development compared to 15 products at June 30, 1995.

General and administrative expenses were $647,000 and $243,000, respectively, for the three month period ended June 30, 1996 and 1995. The $404,000 increase is due to personnel and related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts as well as increases in professional fees, facilities operation expenses, depreciation and insurance expenses.

Interest income for the three month period ended June 30, 1996 increased to $302,000 compared to $38,000 for the same prior year period. This $264,000 increase in interest income is attributable to the investment of the remaining proceeds of the Offering.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

The Company reported net loss of $6,342,000 for the six months ended June 30, 1996, compared to a net loss of $4,110,000 for the same period in 1995. The increase in net loss of $2,232,000 reflects the Company's increasing clinical, facilities, research and development and personnel expenditures.

The Company incurred research and development expenses of $5,835,000 during the six month period ended June 30, 1996 compared to $3,321,000 for the same period in the prior year, an increase of $2,514,000 or 76%. Of the $2,514,000 increase, $1,455,000 is a result of increases in the Company's clinical trial programs for its Proprietary and Generic products and increases in its research program; $718,000 of the increase is due to increased personnel and related expenditures necessary to undertake increased research and development activities; and $341,0000 of the increase relates to increases in operating overhead allocations due to facilities expansion including rent, common area maintenance, taxes and utilities.

RESULTS OF OPERATIONS CONTINUED

General and administrative expenses were $1,091,000 and $421,000, respectively, for the six month period ended June 30, 1996 and 1995. The $670,000 increase is due to personnel and related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts as well as increases in professional fees, facilities operation expenses, depreciation and insurance expenses.

Interest income for the six month period ended June 30, 1996 increased to $638,000 compared to $52,000 for the same prior year period. This $586,000 increase in interest income is attributable to the investment of the remaining proceeds of the Offering. Interest expense is principally the interest expense amortization associated with a discounted promissory note payable to PRI.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $5,974,000 for the six months ended June 30, 1996, compared to $2,685,000 the same prior year period. This increase reflects increased cash outlays for clinical trials, payroll and overhead.

The Company had capital expenditures of $2,721,000 for plant and equipment acquisitions and $118,000 in additions to patents and licensing agreements during the six months ended June 30, 1996, compared to $2,466,000 and $92,000, respectively for the same period the prior year.

Net cash provided by financing activities totaled $1,673,000 for the six months ended June 30, 1996 compared to $5,387,000 for the same period in 1995. The decrease is a result of the proceeds received from the issuance of preferred stock of $5,258,000 in 1995.

At June 30, 1996, the Company had working capital of $19,365,000 compared to working capital of $27,029,000 at December 31, 1995. Cash and cash equivalents and marketable securities were $21,241,000 and $28,299,000 at June 30, 1996 and December 31, 1995, respectively.

Based on its current expectations of product development, the Company expects to use approximately $5,000,000 in 1996 on capital improvements and purchases of machinery and equipment. Based on its current expectations of product development, the Company also anticipates using $5,000,000 to fund clinical trials in 1996. Assuming it does not incur any unanticipated material expenses, the Company believes that it has enough working capital to fund current operations and capital requirements through early 1997.

The Company believes that it maintains certain technologies that are relatively flexible and can be modified to apply to a variety of pharmaceutical products. The Company is currently evaluating new product opportunities, which include the formulation and commercialization of controlled release oral pharmaceuticals. This advanced drug delivery system offers benefits similar to the transdermal delivery system as compared to immediate release dosage forms. These benefits include improved efficacy, increased patient compliance, and a more consistent and appropriated drug level in the bloodstream. As of June 30, 1996, the Company has expended approximately $220,000 in research and development expenses and $225,000 in capital expenditures relating to controlled release oral pharmaceuticals.

On April 19, 1996 the FDA's, Nonprescription Advisory Committee voted unanimously to recommend that two of the four branded transdermal nicotine patches be switched from prescription to over-the-counter (OTC) status (an "OTC Switch"). As of August, 1996, two nicotine patches were approved by the FDA, but no final decision as to exclusivity was announced. The Company has filed an Abbreviated New Drug Application for approval of a generic version of Habitrol/registered trademark/, which was not one of the nicotine patches approved for the OTC Switch. The Company believes, however, based on prior actions of the FDA with other products that it is likely Habitrol/registered trademark/ will be approved for an OTC Switch. In addition, the FDA must determine whether any one, or all, of the nicotine patches will receive a period of marketing exclusivity. At this time management is unable to predict which manufacturers, if any, will receive a period of marketing exclusivity and what effect if any, the OTC Switch will have on the Company. In the event that Habitrol/registered trademark/ is approved for the OTC Switch, any period of exclusivity granted by the FDA for the OTC version of Habitrol/registered trademark/ would serve to delay the launch of the Company's generic nicotine patch, delay the Company's receipt of revenue from this product and could have a negative impact on the ultimate marketability on the product.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED

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

PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           Incorporated by reference to "Notes to Financial Statements - Legal Proceeding" in Part I of this Quarterly Report.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits


EXHIBIT                                                             DESCRIPTION
- -------                                                             -----------
   10.1         1993 Non-Qualified Stock Option Plan of Registrant (1)
   10.2         1995 Stock Option Plan of Registrant (1)
   10.3         Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
   10.4         Employment Agreement, dated as of September 20, 1995, between the Registrant and Marc M.
                   Watson (2)
   10.5         Employment Agreement, dated as of September 20, 1995, between the Registrant and Reginald L.
                   Hardy (2)
   10.6         Employment Agreement, dated as of May 31, 1993, between the Registrant and Charles Betlach
                    (1)
   10.7         Employment Agreement, dated as of September 30, 1993, between the Registrant and  Cheryl
                   Gentile, as amended (2)
   10.8         Employment Agreement, dated as of May 28, 1993, between the Registrant and Jesus Miranda, as amended (2)
   10.9         Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph
                   Gentile (1)
  10.10         Distribution Agreement, dated February 24, 1994, between the Registrant and Pharmaceutical
                   Resources, Inc. (1) (4)
  10.11         Lease Agreement, dated May 6, 1994, between the Registrant and Sunbeam Properties, Inc. (3250
                   Commerce Parkway, Miramar, Florida property) (1)
  10.12         Lease Agreement, dated June 10, 1994, between the Registrant and Sunbeam Properties, Inc.
                   (3251 Corporate Way, Miramar, Florida property) (1)
  10.13         Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
  10.14         License Agreement dated October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D.
                   Levin and Robert J. Schaap and the Registrant (3)
   23.1         Consent of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. (included in its opinion filed as Exhibit 5.1) (2)
   23.2         Consent of Arthur Andersen LLP (3)
   27           Financial Data Schedule

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

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the second quarter of 1996.

SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              By:  /s/ Reginald L. Hardy
                                                   ------------------------
Dated: August 9, 1996                              Reginald L. Hardy
                                                   PRESIDENT
                                                   (PRINCIPAL EXECUTIVE OFFICER)


                                               By:  /s/ Gerald S. Coombs
                                                    ---------------------------
Dated: August 9, 1996                               Gerald S. Coombs
                                                    CHIEF FINANCIAL OFFICER
                                                    (PRINCIPAL FINANCIAL AND
                                                     ACCOUNTING OFFICER)