Form 10-Q
period 1996-09-30
SANO CORP
filed 1996-11-13
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1996.

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
   TO _____________

Commission File Number: 0-27088

                                SANO CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                       650263022
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     3250 COMMERCE PARKWAY
       MIRAMAR, FLORIDA                                    33025
-----------------------------                   --------------------------
     (Address of principal                              (Zip Code)
       executive offices)

                                 (954) 430-3340
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value 9,242,364 shares as of November 13, 1996.

                                SANO CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets -- September 30, 1996 and December 31, 1995

     Statements of Operations -- Three and nine months ended September 30, 1996 and 1995

     Statements of Cash Flows -- Nine months ended September 30, 1996 and 1995

     Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENTS
ITEM 1.
                                SANO CORPORATION
                                 BALANCE SHEETS

                                                   SEPTEMBER 30    DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
                      ASSETS                        (UNAUDITED)

CURRENT ASSETS
     Cash and cash equivalents                       $  3,647,737  $  5,517,061
     Marketable securities                             25,388,685    22,782,221
     Other current assets                                 413,820       320,401
                                                     ------------  ------------
           Total current assets                        29,450,242    28,619,683
                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, NET                      9,815,633     5,304,167
                                                     ------------  ------------

OTHER ASSETS
     Patents, net                                         313,327       236,815
     Deposits and other                                   884,718       463,838
                                                     ------------  ------------
         Total other assets                             1,198,045       700,653
                                                     ------------  ------------

TOTAL ASSETS                                         $ 40,463,920  $ 34,624,503
                                                     ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable                                     $    508,760  $    213,816
    Current obligation under capitalized leases            37,268        33,429
    Accounts payable                                      732,719       696,015
    Accrued expenses                                    1,695,181       647,871
                                                     ------------  ------------
           Total current liabilities                    2,973,928     1,591,131
                                                     ------------  ------------

LONG TERM LIABILITIES
     Deferred revenue                                   3,318,509     1,451,655
     Capitalized lease obligations, net of current
       portion                                             21,453        48,990
     Note payable                                            --         473,024
                                                     ------------  ------------
           Total long term liabilities                  3,339,962     1,973,669
                                                     ------------  ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000             --            --
       authorized, none issued or outstanding
     Common stock $0.01 par value, 25,000,000
     shares authorized, 9,241,096 and 9,206,932
     issued and outstanding at September                   92,411        92,069
     30, 1996 and December 31, 1995
     respectively
     Additional paid-in-capital                        45,393,268    45,354,225
     Accumulated deficit                              (11,335,649)  (14,386,591)
                                                     ------------  ------------
             Total stockholders' equity                34,150,030    31,059,703
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 40,463,920  $ 34,624,503
                                                     ============  ============

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30,              SEPTEMBER 30,

                                      1996        1995          1996          1995
                                      ----        ----          ----          ----
REVENUES                          $15,000,000  $        --   $15,000,000   $       --
                                  -----------  -----------   -----------  -----------
OPERATING EXPENSES
   Research and development         4,326,524    2,893,247    10,161,958    6,418,723
   General and administrative       1,603,053      182,349     2,693,919      603,729
                                  -----------  -----------   -----------  -----------
      Total operating expenses      5,929,577    3,075,596    12,855,877    7,022,452
                                  -----------  -----------   -----------  -----------
OTHER INCOME (EXPENSE)
   Interest income                    336,967       36,608       975,287       88,418
   Interest and other expense         (14,082)     (32,043)      (68,468)     (72,326)
                                  -----------  -----------   -----------  -----------
      Total other income (expense)    322,885        4,565       906,819       16,092
                                  -----------  -----------   -----------  -----------

NET INCOME (LOSS)                   9,393,308   (3,071,031)    3,050,942   (7,006,360)

Dividends on redeemable preferred
  stock                                    --     (279,791)           --     (658,973)
                                  -----------  -----------   -----------  -----------
Net income (loss)attributable to
  common stockholders             $ 9,393,308  $(3,350,822)  $ 3,050,942  $(7,665,333)
                                  ===========  ===========   ===========  ===========

NET INCOME (LOSS) PER COMMON
  SHARE (NOTE 2):
  Primary                         $      0.91  $     (0.54)  $      0.30  $     (1.24)
                                  ===========  ===========   ===========  ===========
  Fully diluted                   $      0.90  $     (0.54)  $      0.29  $     (1.24)
                                  ===========  ===========   ===========  ===========

WEIGHTED AVERAGE SHARES:
  Primary                          10,341,000    6,217,000     10,329,00    6,175,000
                                  ===========  ===========   ===========  ===========
  Fully diluted                    10,423,000    6,217,000    10,402,000    6,175,000
                                  ===========  ===========   ===========  ===========

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1996              1995
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                           $  3,050,942       $(7,006,360)
    Adjustments to reconcile net
      income (loss) to net cash
      provided by (used in)
      operating activities:
        Depreciation and amortization                518,082           307,103
        Loss on sale of equipment                     16,640                --
        Accretion of discount on
          marketable securities                     (246,106)               --
        Interest accrued on notes
          payable                                     51,617            68,375
        Changes in operating assets and
          liabilities:
          Increase in other current assets           (93,419)          (93,574)
          Decrease (increase) in
            deposits and other                      (420,880)           34,860
          Increase in accounts payable
            and accrued expenses                   1,084,014         1,629,760
                                                ------------       -----------
               Net cash provided
                 by (used in) operating
                 activities                        3,960,890        (5,059,836)
                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                          (5,006,517)       (3,006,144)
    Sale of equipment                                  2,200                --
    Sale and maturities of
      marketable securities                       20,022,819                --
    Purchase of marketable securities            (22,383,177)               --
    Expenditures for patents                        (118,383)         (106,193)
                                                ------------       -----------
               Net cash (used in)
                 investing activities             (7,483,058)       (3,112,337)
                                                ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of notes payable                      (426,802)               --
    Proceeds from notes payable                      173,407         1,185,758
    Collection of notes
      receivable from Stockholders                        --            13,000
    Advances from distributor                      1,866,854           432,725
    Proceeds from exercise of
      stock options                                   39,385                --
    Proceeds from issuance of
      preferred stock series E                            --         5,096,511
                                                ------------       -----------
               Net cash provided by
                 financing activities              1,652,844         6,727,994
                                                ------------       -----------
    Net decrease in cash and cash
      equivalents                                 (1,869,324)       (1,444,179)

    Cash and cash equivalents at
      beginning of period                          5,517,061         2,585,918
                                                ------------       -----------
    Cash and cash equivalents at
      end of period                             $  3,647,737       $ 1,141,739
                                                ============       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES:
  Accrued interest on redeemable
    preferred stock                             $         --       $   658,973
                                                ============       ===========
  Capitalized leases                            $         --       $    53,016
                                                ============       ===========

    In November 1995, in connection with the initial public offering, the Company effected a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

(1) BASIS OF PRESENTATION:

The information at September 30, 1996 and for the nine months ended September 30, 1996 and 1995 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which in the opinion of management of Sano Corporation (the "Company") believes are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the nine month period ended September 30, 1996 are not necessarily indicative of results of operations and cash flows to be expected for the entire year or any subsequent period. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

In November 1995, in connection with its initial public offering, the Company effected a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

(2) DEFERRED REVENUE:

In 1994, the Company entered into an agreement with a distribution company pursuant to which such distribution company agreed to pay certain product development fees in exchange for the right to distribute certain products in development by the Company. In 1994, fees under this agreement of $228,025, were classified as other income in the statement of operations. In May 1995, the agreement was modified whereby any monies received by the Company would be repaid out of future gross profits of certain products developed by the Company and distributed by the distribution company. Accordingly, the Company expensed as research and development expense, amounts previously received aggregating $228,025 and reported such amount and current year receipts as deferred revenue.

(3) NET INCOME (LOSS) PER COMMON SHARE:

Net income (loss) per common share is determined by dividing the net income
(loss) attributable to holders of the Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding after applying the treasury stock method and after giving effect to the reverse stock split effected in November 1995 and the conversion into common stock of all outstanding preferred stock in connection with the Company's initial public offering. For loss periods, common stock equivalents do not include the issuance of stock options and warrants because their effect would be anti-dilutive.

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                    CONTINUED


(4) STOCK OPTION PLAN:

During 1993, the Board of Directors of the Company adopted the Sano Corporation 1993 Nonqualified Stock Option Plan (the "1993 Plan") which has been approved by the Company's stockholders. All directors, officers, employees and certain related parties of the Company designated by the Board are eligible to receive options under the 1993 Plan. The 1993 Plan provides for the granting of stock options for the purchase of up to 1,224,083 shares of the Company's common stock. The 1993 Plan is administered by the stock option committee of the Board of Directors of the Company. The 1993 Plan was established on May 5, 1993 and terminates on May 4, 2003. The purchase price per share of stock purchased under an option pursuant to the 1993 Plan is determined by the Board, but in no event may such price be below the fair market value of such stock. The maximum term of any option is ten years from the date of grant. All options terminate within 120 days of termination of employment.

In September 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of stock options to employees, officers, directors and independent contractors for the purchase of up to 500,000 shares of the Company's common stock. Options granted under the 1995 Plan may be incentive stock options or nonqualified options. Additionally, under the 1995 Plan, each non-employee director shall receive on the date of his appointment as director an option to purchase 5,000 shares of common stock, and each subsequent year an option to purchase 5,000 shares of common stock upon the release of prior year earnings.

The 1995 Plan provides for immediate vesting of options in the event of certain changes in control of the Company.

The following is a summary of stock option activity:

                                             NUMBER OF      OPTION PRICE
                                              SHARES         PER SHARE
                                             ---------     --------------
      Outstanding at December 31, 1995       1,272,500     $  .67 - 11.50
      Granted                                  326,250      11.88 - 16.75
      Exercised                                (34,164)       .67 -  3.60
      Canceled                                 (99,057)      1.50 - 16.75
                                             ---------     --------------

      Outstanding at September 30, 1996      1,465,529     $  .67 - 16.75
                                             =========     ==============
      Options exercisable at
        September 30, 1996                     941,423     $  .67 - 14.38
                                             =========     ==============
      Shares of common stock
        available for future grants
        at September 30, 1996                  224,390
                                             =========

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                    CONTINUED

(5) LEGAL PROCEEDINGS:

      On March 6, 1996, Key Pharmaceuticals, Inc. ("Key") filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, for which the Company had filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration, infringed certain patents owned by Key. The Company had previously obtained non-infringement opinions with regard to its product and believes that there is no merit to the allegations in the complaint. The Company has filed an answer and counterclaim to the complaint and intends to vigorously defend this lawsuit.

(6) AGREEMENT WITH BRISTOL-MYERS SQUIBB:

      In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with Bristol-Myers Squibb Company ("BMS") and received a $15 million license payment. Because the $15 million license payment is non-refundable and the Company has no further obligations related to the license payment, such amount has been recognized as revenue. Any milestone payments Sano may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance to be received from BMS to fund the purchase of production equipment will be reflected as deferred revenue and recognized as revenue as sales of the products are made and related royalties are earned.

      The Company was classified as a development stage company until the third quarter of 1996, during which it began to generate revenue through its receipt of the $15 million license payment under its agreement with BMS.

(7) EMPLOYMENT AGREEMENTS:

      In October 1996, the employment agreements between the Company and each of Charles Betlach, Cheryl Gentile, Jesus Miranda and Joseph Gentile were amended to provide for an additional employment term of three years and provide for increased base salaries of $150,000, $135,000, $135,000 and $150,000, respectively, for 1997, from $110,000, $97,000, $97,000 and $110,000 respectively, for 1996.

      Pursuant to the employment agreements between the Company and Marc M. Watson and Reginald Hardy, the Company increased the base salaries paid to each of them to $185,000 for 1997 from $135,000 and $145,000 respectively, for 1996.

(8) PUBLIC OFFERING:

      In October 1996, the Company filed a registration statement with the Securities and Exchange Commission regarding a public offering of 2,150,000 shares of its common stock. Of the 2,150,000 shares of common stock, 1,250,000 are being offered by the Company, and 900,000 shares are being offered by certain selling shareholders, including members of the Company's management. The Company will not receive any of the proceeds from the sale of common stock by selling shareholders. Certain selling shareholders have granted the underwriters an option to purchase an additional 322,500 shares of common stock pursuant to an overallotment option.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   Since its commencement of operations in October 1992, the Company has devoted substantially all of its resources to drug delivery research and development programs and now has nine Proprietary Products and ten Generic Products in various stages of development. The Company was classified as a development stage company until the third quarter of 1996, when it began to generate revenue through its receipt of a $15.0 million non-refundable license payment under its agreement with BMS. At September 30, 1996, after giving effect to the receipt of the payment from BMS, the Company had an accumulated deficit of $11.3 million, resulting from expenses incurred in research and development, clinical trials, facilities operations, the acquisition of supplies and, to a lesser extent, general and administrative operations. The Company expects to incur losses at least through 1997, which losses may be substantial. The Company's sources of working capital have been an initial public offering, equity financings prior to the initial public offering and, to a far lesser extent, interest earned on investment of cash. In the near term, revenues are expected to consist principally of revenues from license fees, milestone payments, research fees and payments from other entities under collaborative marketing and other agreements, which payments are likely to be irregular and unpredictable.

   Under its product development agreement with PAR, the Company receives fees from PAR with respect to the development of specified transdermal Generic Products to which PAR wishes to obtain distribution rights. Prior to 1995, the Company recorded the amounts received from PAR as product development fees. Following a May 1995 modification of the original agreement, pursuant to which the Company agreed to repay the amounts paid by PAR from the gross profits derived from product sales, amounts received from PAR have been classified as deferred revenue. As a result, $228,000 recorded in 1994 as product development fees was charged to research and development expense in 1995 and a corresponding amount was recorded as deferred revenue.

   In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with BMS and received a $15.0 million license payment. Because the $15.0 million license payment is non-refundable and the Company has no further obligations related to the license payment, that amount has been recognized as revenue. Any milestone payments Sano may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance to be received from BMS to fund the purchase of production equipment will be reflected as deferred revenue and recognized as revenue as sales of the products are made and related royalties are earned.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

   REVENUES. As a result of the August 1995 license payment under the BMS agreement, the Company recognized revenue of $15.0 million for the three months ended September 30, 1996. Prior to that time, the Company had recognized no revenue.

   RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $1.4 million, or 50%, to $4.3 million for the three months ended September 30, 1996, from $2.9 million during the comparable period in 1995. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $322,000 increase in personnel and personnel related expenditures, a $175,000 decrease in consulting and professional fees, a $451,000 increase in the cost of clinical trial programs and a $648,000 increase in supplies, primarily consisting of chemical supplies. In addition, operating overhead allocated to research and development increased by $160,000 as a result of the expansion of the Company's facility and increased rent, common area maintenance and taxes. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive development and strategic marketing decisions.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1.6 million for the three months ended September 30, 1996 from $182,000 in the comparable period of 1995. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally the $1.0 million investment banking fee incurred in connection with the BMS agreement and legal fees incurred in connection with A patent lawsuit.

   OTHER INCOME (EXPENSE). Interest income increased by $300,000 to $337,000 for the three months ended September 30, 1996 from $37,000 in the comparable period in 1995, as a result of the investment of the remaining proceeds of the Company's initial public offering, and the $15.0 million non-refundable license payment received in August from BMS. Interest and other expense was $14,082 for the three months ended September 30, 1996 compared to $32,043 in the comparable period in 1995. Interest and other expense principally reflects the accretion of interest on a discounted note.

   NET INCOME. As a result of the foregoing, the Company reported net income of $9.4 million for the three months ended September 30, 1996, compared to a net loss of $3.1 million in the comparable period in 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

   REVENUES. As a result of the August 1995 license payment under the BMS agreement, the Company recognized revenue of $15.0 million for the nine months ended September 30, 1996. Prior to that time, the Company had recognized no revenue.

   RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $3.7 million, or 58%, to $10.2 million for the nine months ended September 30, 1996, from $6.4 million during the comparable period in 1995. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $959,000 increase in personnel and personnel related expenditures, a $1.1 million increase in the cost of clinical trial programs and a $1.2 million increase in supplies, primarily consisting of chemical supplies. In addition, operating overhead allocated to research and development increased by $540,000 as a result of the expansion of the Company's facility and increased rent, common area maintenance and taxes. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive development and strategic marketing decisions.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.7 million for the nine months ended September 30, 1996 from $604,000 in the comparable period of 1995. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally the $1.0 million investment banking fee incurred in connection with the BMS agreement and legal fees incurred in connection with a patent lawsuit.

  OTHER INCOME (EXPENSE). Interest income increased by $887,000 to $975,000 for the nine months ended September 30, 1996 from $88,000 in the comparable period in 1995, as a result of the investment of the remaining proceeds of the Company's initial public offering, and the $15.0 million non-refundable license payment received in August from BMS. Interest and other expense was $68,000 for the nine months ended September 30, 1996 compared to $72,000 in the comparable period in 1995. Interest and other expense principally reflects the accretion of interest on a discounted note.

   NET INCOME. As a result of the foregoing, the Company reported net income of $3.1 million for the nine months ended September 30, 1996, compared to a net loss of $7.0 million in the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $4.0 million for the nine months ended September 30, 1996, compared to net cash used in operating activities of $5.1 million in the comparable period of 1995. This increase reflects the Company's receipt of $15.0 million in licensing revenue from BMS, which more than offset increased cash outlays for clinical trials, payroll and overhead.

   The Company had capital expenditures of $5.0 million for plant and equipment acquisitions and $118,000 in expenditures for patents during the nine months ended September 30, 1996, compared to $3.0 million and $106,000, respectively, for the same period in 1995.

   Net cash provided by financing activities totaled $1.7 million for the nine months ended September 30, 1996 compared to $6.7 million for the same period in 1995. The difference is primarily the result of the proceeds received from the issuance of $5.1 million of preferred stock in the same period in 1995.

   At September 30, 1996, the Company had working capital of $26.5 million compared to working capital of $27.0 million at December 31, 1995. Cash and cash equivalents and marketable securities were $29.0 million and $28.3 million at September 30, 1996 and December 31, 1995, respectively.

   Based on its current expectations of product development, the Company expects to use approximately $8,000,000 in 1996 on capital improvements and purchases of machinery and equipment. Based on its current expectations of product development, the Company also anticipates using $5,000,000 to fund clinical trials in 1996. Assuming it does not incur any unanticipated material expenses, the Company believes that giving effect to the receipt of the estimated net proceeds of the Secondary Offering (see note 8 to the unaudited financial statements included elsewhere herein) it has enough working capital to fund current operations and capital requirements through at least mid 1998.

   The Company believes that it maintains certain technologies that are relatively flexible and can be modified to apply to a variety of pharmaceutical products. The Company is currently evaluating new product opportunities, which include the formulation and commercialization of controlled release oral pharmaceuticals. This advanced drug delivery system offers benefits similar to the transdermal delivery system as compared to immediate release dosage forms. These benefits include improved efficacy, increased patient compliance, and a more consistent and appropriated drug level in the bloodstream. As of September 30, 1996, the Company has expended approximately $470,000 in research and development expenses and $261,000 in capital expenditures relating to controlled release oral pharmaceuticals.

   The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 which represent the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, statements regarding management's expectations with respect to FDA approval, the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the Company's ability to continue to complete development and clinical trials of its products and ultimately to obtain approval for the sale of such products from the FDA, neither of which is assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Incorporated by reference to "Notes to Financial Statements Legal Proceeding" in Part I of this Quarterly Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

EXHIBIT                        DESCRIPTION
-------                        -----------
10.1      1993 Non-Qualified Stock Option Plan of Registrant (1)
10.2      1995 Stock Option Plan of Registrant (1)
10.3      Form of Indemnification Agreement between the Registrant and each of its directors and executive
          officers (1)
10.4 Employment Agreement, dated as of September 20, 1995, between the Registrant and Marc M. Watson (2)
10.5 Employment Agreement, dated as of September 20, 1995, between the Registrant and Reginald L. Hardy (2)
10.6 Employment Agreement, dated as of May 31, 1993, between the Registrant and Charles Betlach (1)
10.7 Employment Agreement, dated as of September 30, 1993, between the Registrant and Cheryl Gentile, as amended (2)
10.8 Employment Agreement, dated as of May 28, 1993, between the Registrant and Jesus Miranda, as amended (2)
10.9 Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph Gentile (1)
10.10 Distribution Agreement, dated February 24, 1994, between the Registrant and Pharmaceutical Resources, Inc. (1)
10.11 Lease Agreement, dated May 6, 1994, between the Registrant and Sunbeam Properties, Inc. (3250 Commerce Parkway, Miramar, Florida property) (1)
10.12 Lease Agreement, dated September10, 1994, between the Registrant and Sunbeam Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (1)
10.13 Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
10.14(a) License Agreement dated October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (3)
10.14(b)  Amendment No. 1 dated May 15, 1996 to License Agreement dated
          October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (5)
10.15 Distribution and Supply Agreement for Transdermal Buspirone, dated August 28, 1996, between the Registrant and Bristol-Myers Squibb Company (5)
10.16 Letter agreement, dated May 8, 1995, between the Registrant and Pharmaceutical Resources, Inc. and PAR Pharmaceutical, Inc. amending the PAR Agreement (5)
10.17 Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Charles Betlach (4)
10.18 Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Cheryl Gentile (4)
10.19 Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Jesus Miranda (4)
10.20 Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Joseph Gentile (4)
10.21 Business Lease, dated September 11, 1996, between the Registrant and Sunbeam Properties, Inc. (4)
10.22 Lease Extension and Amendment, dated September 11, 1996, between the Registrant and Sunbeam Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
10.23 Lease Extension and Amendment dated September 11, 1996, between the Registrant and Sunbeam Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
-------------------------------

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

   (4) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, filed October 25, 1996

   (5) Exhibit is incorporated by reference to the Company's Current Report on Form 8-K dated October 21, 1996.

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the third quarter of 1996. On October 21, 1996, the Company filed a report on Form 8-K dated May 15, 1996.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          By: /s/ REGINALD L. HARDY
                                              -------------------------
Dated: November 13, 1996                      Reginald L. Hardy
                                              PRESIDENT
                                              (PRINCIPAL EXECUTIVE OFFICER)

                                          By: /s/ GERALD S. COOMBS
                                              -------------------------
Dated: November 13, 1996                      Gerald S. Coombs
                                              CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)