Form 10-K
period 1996-12-31
SANO CORP
filed 1997-03-31
CIK 1001259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                              ---------------------

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                         Commission file number 0-27088

                                SANO CORPORATION
             (Exact name of registrant as specified in its charter)

                      FLORIDA                        65-0263022
            (State or other jurisdiction           (I.R.S. Employer
            of incorporation or organization)      Identification No.)

                              3250 COMMERCE PARKWAY
                             MIRAMAR, FLORIDA 33025
                    (Address of principal executive offices)

                  Registrant's telephone number: (954) 430-3340
                            -------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                ON WHICH REGISTERED
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [__]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of March 17, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant was $64,091,988, based on a closing price of $12.25 for the Common Stock, par value $.01 per share (the "Common Stock"), as reported on the NASDAQ National Market on such date.

   As of March 17, 1997, the number of outstanding shares of Common Stock of the registrant was 9,244,151.

   Information required by Part III is incorporated by reference to portions of the Registrant's 1997 Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

================================================================================

                                     PART I


ITEM 1.        BUSINESS

        Sano Corporation ("Sano" or the "Company") develops novel controlled-release drug delivery systems for drug therapies licensed from others and for off-patent drugs ("Proprietary Products"). The Company also develops generic versions of branded controlled-release products, generally where the advanced nature of the necessary technologies limit competition from other manufacturers ("Generic Products"). The Company believes that its transdermal and solid dose controlled release technologies and expertise can be applied to a variety of pharmaceutical products. These technologies are designed to reduce the frequency of drug administration, improve efficacy, increase patient compliance, reduce side effects, reduce interaction with other drugs in use by a patient and provide a more consistent and appropriate drug level in the bloodstream. The Company believes these benefits will also contribute to lower overall patient care costs, an increasingly important competitive factor in the managed care environment.

        Sano's strategy is to develop and manufacture a broad line of novel proprietary and generic, controlled- release drug delivery systems that the Company believes provide clinical and economic benefits when compared to other delivery modes. The Company's strategy includes the following elements:

        DEVELOP PRODUCTS INDEPENDENTLY - Sano will seek to identify opportunities to apply its controlled release technologies to new drug therapies licensed from others or to off-patent drugs, and to maintain proprietary rights with respect to the resulting products it develops. Sano does not intend to develop new chemical entities, but researches academic and industry literature to identify existing therapeutic drugs to which it can apply its alternative methods of drug delivery.

        RETAIN OF RIGHTS TO PRODUCTS - Where possible, the Company intends to enter into arrangements with marketing partners in the late stages of product development. This strategy requires that the Company commit significantly greater financial resources to the development of each product than do companies that license their products at early stages to marketing partners that assume the cost of clinical trials. If the Company is successful in implementing this strategy and developing late stage products attractive to prospective marketing partners it believes that it will be better able to negotiate more favorable agreements than would otherwise be available from those marketing partners at earlier stages of product development.

        DEVELOP MULTIPLE DRUG DELIVERY TECHNOLOGIES - Although most of Sano's products use transdermal delivery technology, the Company intends to expand its capabilities to include a variety of controlled-release delivery methods. Sano recently completed a pilot study on its first two solid dose controlled-release products.

        DEVELOP A BROAD PIPELINE OF PRODUCTS - Sano is developing a broad pipeline of both Proprietary and Generic Products. The Company's Proprietary Product development efforts focus on novel delivery systems for existing drugs in large addressable markets where the Company believes that both clinical and economic benefits can be obtained from its controlled release technologies. The Company's Generic Product development efforts focus on controlled-release branded products where the advanced nature of the delivery technologies may limit competition.

        HIRE AND RETAIN EXPERIENCED PERSONNEL - Sano believes that in order to compete effectively in any given area of drug delivery technology it is essential to attract and retain people with proven success in developing products utilizing such technologies. Sano believes that it has assembled a team of qualified and specialized team of scientists and managers. Substantially all of the Company's employees have ownership interests in the Company. In addition, certain of the Company's scientists have economic stakes in the performance of particular products with which they are involved.

 SANO'S TECHNOLOGY

        Sano has developed proprietary drug delivery technologies in the fields of transdermal and oral controlled release products. These technologies are intended to provide the Company with flexible delivery platforms applicable to a wide range of pharmaceutical products. The Company intends to continue to apply these technologies to drugs licensed from others and off-patent drugs where the Company believes that the use of such technologies may result in improved patient compliance, better clinical results and/or lower patient care costs.

        TRANSDERMAL DRUG DELIVERY

        Transdermal patches deliver drugs through the skin by means of an adhesive patch. The patch incorporates medication which is released through the skin into the blood stream at a controlled rate over an extended period of time. This method of drug delivery is better suited than oral delivery for some drugs that are degraded either in the gastrointestinal tract or by the liver if delivered orally, such that only a small fraction of the total administered dose remains therapeutically effective. Attempts to overcome such inefficient oral delivery through increased dosage may result in the production of high levels of metabolic by-products of the metabolized drug that can produce harmful side effects. Transdermal patches overcome such "first-pass " metabolic problems by delivering the drug locally or systemically at prescribed rates, providing a convenient means to administer drugs which would otherwise require frequent oral dosing over prolonged periods. An additional potential benefit of transdermal patches is their ability to overcome or significantly reduce the adverse effects resulting from the "peaks and troughs " routinely encountered in many oral preparations. In many instances, the "peak" of delivery of an oral product delivers a higher amount of medication to the blood stream than is therapeutically necessary, with resulting side effects such as gastrointestinal distress, headaches, nausea and dizziness, and the "trough" of delivery of an oral product delivers a subtherapeutic amount of medication to the blood stream. Transdermal delivery can maintain drug levels in the bloodstream at a consistent rate and within therapeutically effective ranges.

        The principal attributes necessary for the successful commercialization of a transdermal patch include a sound medical rationale, cost-effectiveness in manufacturing, appearance and comfort, the ability to adhere to the skin with minimal irritation, a stable formulation and the ability to produce desired local or systemic levels of the drug. Six drugs are currently available in the United States market in transdermal patches: nitroglycerin, nicotine, estrogen, clonidine, fentanyl, and testosterone.

   SOLID DOSE CONTROLLED RELEASE DRUG DELIVERY

        Sano is in the process of developing proprietary formulation and manufacturing technology to control the release characteristics of a variety of orally-administered drugs. The Company's solid dose controlled release drug delivery technologies utilize a variety of techniques to control the rate and locations of drug release in the gastrointestinal tract. Through the application of specifically designed polymer coating membranes, drugs are released at controlled rates as they descend through the gastrointestinal tract, thus providing sustained availability of the drug. The design of an appropriate drug delivery technology for a particular drug candidate involves consideration of
(i) the physiology of the gastrointestinal tract; (ii) the characteristics of the drug to be delivered; (iii) the effect of food on absorption; (iv) the desired location and extent of absorption at any given site in the gastrointestinal tract; and (v) the physical and chemical characteristics of the drug.

        Solid dose controlled-release drug delivery technologies eliminate or reduce certain disadvantages of immediate- release drugs. Controlled release technologies generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release drugs, and may overcome or significantly reduce the adverse effects resulting from the "peaks and troughs " encountered with many oral immediate-release preparations. Oral controlled- release drug delivery also allows for the development of dosage forms that reduce the frequency of drug administration, thereby offering improved patient compliance.


SANO'S PRODUCT PIPELINE

   The tables below indicate the status of the Company's transdermal and solid dose controlled-release products under active development:


                        TRANSDERMAL PROPRIETARY PRODUCTS

              DRUG                          POTENTIAL THERAPEUTIC USES                      STATUS
-----------------------------------      --------------------------------         -------------------------------
Buspirone                                Anxiety                                  Phase III studies in progress
Buspirone                                Attention Deficit Disorder               Phase III studies in progress
Buspirone                                Depression                               Phase III studies in  progress
Nicotine/Mecamylamine                    Smoking Cessation                        Phase III studies in progress
Scopolamine                              Motion Sickness                          IND in  preparation
Confidential                             Alcohol Addiction                        Phase II study in preparation
Estrogen/Progestin                       Menopausal Symptoms/Osteoporosis         IND in preparation
Albuterol                                Asthma                                   Formulation development


                          TRANSDERMAL GENERIC PRODUCTS

       DRUG                BRAND NAME                                 THERAPEUTIC USES                      STATUS
-------------------   ---------------------                    --------------------------------    --------------------------------
Nicotine              Habitrol/Registered Trademark/           Smoking Cessation                   ANDA filed
Nitroglycerin         Transderm-Nitro/Registered Trademark/    Angina Pectoris                     ANDA filed
Nitroglycerin         Nitro-Dur/Registered Trademark/          Angina Pectoris                     ANDA filed
Clonidine             Catapres TTS/Registered Trademark/       Hypertension                        Bioequivalency study in progress
Estradiol             Vivelle/Registered Trademark/            Menopausal Symptoms/Osteoporosis    Bioequivalency study in
                                                                                                   preparation
Estradiol             Climara/Registered Trademark/            Menopausal Symptoms/Osteoporosis    Bioequivalency study in
                                                                                                   preparation


                           SOLID DOSE GENERIC PRODUCTS

       DRUG                BRAND NAME                           THERAPEUTIC USES                       STATUS
-------------------   ----------------------             ----------------------------        -----------------------------
Diltiazem             To be determined                   Hypertension                        Pilot study in progress
Diltiazem             To be determined                   Hypertension/Angina                 Formulation development
Nifedipine            To be determined                   Hypertension                        Pilot study in progress
Nicardipine           Cardene SR/Registered Trademark/   Hypertension                        Formulation development

PROPRIETARY PRODUCTS


BUSPIRONE TRANSDERMAL SYSTEMS FOR ANXIETY, DEPRESSION AND ATTENTION DEFICIT DISORDER

        Sano's patches for the treatment of anxiety, depression and attention deficit disorder each incorporate the drug Buspirone, a Serotonin partial agonist. Buspirone has been marketed in the United States under the brand name Buspar/Registered Trademark/by Bristol Myers-Squibb ("BMS") since 1986 for the management of anxiety disorders and the short-term relief of symptoms of anxiety. U.S. sales of Buspar/Registered Trademark/ in 1996 were approximately $369 million.

        The rationale for the development of a transdermal dosage form of buspirone arises from the complex characteristics of this drug and from clinical experience. With the oral dosage form of buspirone, patients taking a therapeutic regimen of buspirone must have their daily dose divided into either a two-per-day or a three-per-day regimen in order to achieve therapeutic success. This results in an inconvenient and burdensome dosage regimen which can result in a lack of compliance. Buspirone is rapidly absorbed after oral administration; the drug, however, undergoes extensive first-pass metabolism, through the gastrointestinal tract and the liver, and only a small percentage of the dose reaching systemic circulation following oral administration. By avoiding first-pass metabolism through the gastrointestinal tract and the liver, the dosage required for the transdermal delivery of the product is less than an oral dose of buspirone and may significantly reduce production of certain metabolites that may inhibit its action or cause adverse side effects. Sano's transdermal delivery system for buspirone also provides a continuous level of drug and eliminates the peaks and troughs of the drug in systemic levels, characteristic of oral administration, which may cause adverse side effects.

        In August 1996 the Company entered into a worldwide distribution and supply agreement granting distribution rights for the Company's transdermal buspirone patch to BMS. Under this agreement, Sano will manufacture the patch for BMS and will receive a percentage of net sales. Upon signing the agreement, Sano received a $15 million upfront payment and will be entitled to receive additional payments upon achieving certain clinical and regulatory milestones. The Company believes that the availability of a transdermal dosage form of buspirone will permit a more convenient, once-daily regimen, resulting in increased patient compliance. In addition, because transdermal delivery of buspirone allows for consistently therapeutic levels in the bloodstream, the company believes that its products may decrease gastrointestinal and central nervous system ("cns") side effects. In addition to the treatment of anxiety, certain published reports have indicated the potential usefulness of buspirone in the treatment of depression and attention deficit disorder. The patent rights of BMS with respect to oral immediate release buspirone for the treatment of anxiety will expire in late 2000. In June 1996, Sano received a notice of United States patent allowance for the transdermal delivery of buspirone. This patent is also pending in Japan, the European Patent Office and Canada.

        In February 1997 BMS initiated a Phase III clinical program on the Sano buspirone patch for use in the treatment of anxiety and attention deficit disorder. The clinical program involves multiple sites and thousands of patients.

         ANXIETY

        Anxiety is an unpleasant mood characterized by feelings of tension and apprehension. It is usually precipitated by the anticipation of future danger, distress or difficulties. As an emotional response anxiety is useful in that activities that arouse anxiety are avoided and those that diminish it are sustained. Anxiety becomes a medical problem when it is excessive, inappropriate or without obvious cause. United States sales of anti-anxiety drugs exceeded $2 billion in 1995.

        Transdermal delivery of buspirone for the treatment of anxiety may offer several advantages over conventional oral delivery. The dosage for the oral version of the drug is three times a day, whereas the transdermal dosage will be once a day, which enhances patient compliance. Additionally, the oral drug causes gastrointestinal side effects that are avoided with transdermal delivery of the product.

        ATTENTION DEFICIT DISORDER

        Attention deficit disorder ("ADD"), sometimes referred to as attention deficit hyperactivity disorder, consists of development deficiencies in the regulation and maintenance of behavior and occurs most frequently in children. These deficiencies give rise to inattention, impulsivity and hyperactivity. Medications used to treat ADD include psychostimulants (such as Ritalin/Registered Trademark/, Dexedrine/Registered Trademark/, and Cylert/Registered Trademark/ and tricyclic anti-depressants(such as Imipramine/Registered Trademark/ and Desipramine/Registered Trademark/. The United States market for these psychostimulants exceeded $350 million in 1996.

        Transdermal delivery of buspirone for the treatment of ADD may offer several advantages over conventional treatment. Unlike buspirone, the principal treatments for ADD are all DEA controlled substances. Sano's buspirone patch offers the convenience of the once-a-day administration of a transdermal patch, which enhances patient compliance. While the use of buspirone for the treatment of ADD has not been approved by the FDA, the Company has completed a Phase II open label clinical trial in 32 children ages 9 through 12. The Company believes that the results of this trial identified an effective dose of buspirone for use in the treatment of ADD.

        DEPRESSION

        Depression can be described as a state of mind in which the individual experiences a generalized loss of interest in life or an inability to experience pleasure. This disorder is characterized by a broad range of symptoms, including sadness, guilt, apathy, indecision, general irritability, feelings of low self-esteem, helplessness and hopelessness. Such feelings are a normal component of the human condition, but when they begin to interfere with normal function, treatment is desirable.

        Depression-related disorders are among the most common psychiatric conditions to be encountered by physicians and the most undertreated. United States sales of anti-depressant drugs exceeded $2 billion in 1995.

        While the use of buspirone for the treatment of depression has not been approved by the FDA, its anti-depressant activity has been documented in certain published clinical studies. It is believed that buspirone's anti-depressant activity may result from its ability to normalize the serotonergic system, increasing serotonergic tone in depressed patients and decreasing serotonergic tone in anxious patients.

        As an anti-depressant, buspirone may offer advantages over tricyclic antidepressant drugs, as buspirone does not cause anticholinergic side effects such as blurred vision, constipation, urinary retention and dry mucous membranes. Also, buspirone is nonaddictive, nonsedating and does not cause insomnia, nervousness or sexual dysfunction, as do other anti-depressant products. Buspirone is not a Drug Enforcement Agency ("DEA") controlled substance.

        The Company has conducted a multi-center, double-blind, controlled Phase III clinical study of 150 patients. Additional Phase III studies will be required in order to obtain sufficient data to support an NDA for depression.

NICOTINE/MECAMYLAMINE TRANSDERMAL SYSTEM FOR SMOKING CESSATION

        Smokers are addicted to cigarettes primarily because of the drug nicotine in tobacco. Therefore, smokers who attempt to quit typically experience withdrawal symptoms, most commonly craving, headaches, irritability and nausea. A 1990 study in the JOURNAL OF THE NATIONAL CANCER INSTITUTE found that nearly 90% of all Americans who smoke have made an attempt to quit at some point in their smoking lives. Several studies have shown that every year nearly 30% of all Americans who smoke make some attempt at smoking cessation while only a small percentage succeed. A principal focus of treatment in recent years has been transdermal nicotine patches. The FDA has approved four nicotine patches for sale. In 1996, the FDA approved two of these patches for sale over-the-counter without a prescription.

        A therapy involving the simultaneous delivery of nicotine and mecamylamine, a nicotine antagonist, over a 24-hour period received a United States Patent in 1994. In October 1994 Sano obtained an exclusive license to this patented combination therapy. Sano also intends to explore opportunities for the manufacture and/or sale of the combination therapy in non-U.S. markets. Mecamylamine has been marketed for many years as an antihypertensive agent, Inversine/Registered Trademark/. Mecamylamine has been shown to block many of the physiologic, behavioral, and reinforcing effects of nicotine. The actions of an agonist (nicotine) and an antagonist (mecamylamine) are such that they both occupy the receptors that would otherwise be acted upon by nicotine from cigarettes. Thus, nicotine and mecamylamine may work in concert, both to reduce craving and to attenuate the rewarding effects of cigarette smoking, thereby facilitating smoking abstinence.

        Transdermal nicotine dosed along with oral mecamylamine has been shown to be more effective for smoking cessation than transdermal nicotine alone. A clinical study published in the July 1994 issue of CLINICAL PHARMACOLOGY AND THERAPEUTICS reported the results of a 48-patient trial in which the percent of abstinence after 12 months in patients that were treated with the combined therapy (mecamylamine and nicotine) was 37.5%, as compared to 4.2% for a transdermal nicotine therapy alone. Mecamylamine relieved key withdrawal symptoms such as craving for cigarettes and appetite for food.

        Sano has developed a transdermal patch which delivers nicotine and mecamylamine simultaneously, in accordance with the patented combination therapy. A 260 patient Phase II dose ranging study was completed in September 1996. Based on the results of this study, in February 1997 the Company commenced a Phase III clinical trial involving over 1000 patients in eight U.S. centers. Results of these trials are expected in 1997.

        SCOPOLAMINE TRANSDERMAL SYSTEM FOR THE PREVENTION OF MOTION SICKNESS

        Motion sickness is an acute illness characterized by anorexia, nausea, dizziness and vomiting. Scopolamine has been used to prevent motion sickness for many years, and is available as scopolamine hydrobromide, either orally or as an intramuscular injection. This drug in its oral or injectable form has caused undesirable side effects, especially drowsiness and dry mouth. The delivery of scopolamine transdermally enables the use of a lower dose of scopolamine to achieve therapeutic effect and thus decreases the incidence of side effects.

        In 1979, Alza Corporation received FDA approval for Transderm Scop/Registered Trademark/(transdermal scopolamine system) for the prevention of nausea and vomiting due to motion sickness in adults. For approximately the past two years Transderm Scop/Registered Trademark/ has not been available on the market. Ciba Pharmaceuticals, the company which had marketed Transderm Scope/Registered Trademark/, has not announced why the product is no longer being marketed.

        Sano is developing a transdermal scopolamine patch for the prevention of nausea and vomiting due to motion sickness in adults. The patch will be manufactured using Sano's proprietary manufacturing techniques. The Company plans to file an IND for this product in 1997.

        ESTROGEN/PROGESTIN TRANSDERMAL SYSTEM FOR MENOPAUSAL
        SYMPTOMS/OSTEOPOROSIS

        Menopause occurs naturally in women between the ages of 45 and 55 and is characterized by a decline in the body's natural production of estrogen and progestin hormones. Absence of ovarian hormones (mainly estradiol) induces metabolic and physical changes in the cardiovascular system, connective tissue, cartilage, and bone resulting in a broad range of unpleasant symptoms including hot flashes, vaginal dryness and itching, depression, anxiety and insomnia. In addition, low levels of estrogen can accelerate loss of bone density, resulting in osteoporosis.

        Certain published reports suggest that estrogen replacement not only relieves all the acute symptoms but also protects against both the development of osteoporosis and the occurrence of related fractures. Additionally, research indicates that estrogen may help prevent heart disease by raising the level of high-density lipoprotein in the blood and lowering the level of low-density lipoprotein, which causes the build-up of fatty deposits in arteries. Research also indicates that women on estrogen replacement therapy during menopause have a lower death rate from cardiovascular disease than do women who are not on estrogen replacement therapy.

        The current market for estrogen is dominated by oral products. With oral administration, high doses of estrogen must be administered because of the rapid metabolism and inactivation of estrogens within the liver. Transdermal delivery of estrogen avoids many of the problems inherent in oral administration. By avoiding first-pass metabolism through the liver, the dosage required for transdermal delivery is significantly less than the oral dose of estrogen, may reduce production of harmful metabolites and may result in a more balanced hormonal level.

        Progestin is a hormone that is frequently prescribed in conjunction with estrogen in order to mitigate the potentially dangerous side effects of estrogen replacement therapy alone. Clinical studies suggest that estrogen replacement therapy alone may increase the risk of uterine cancer. The administration of estrogen and progestin together more closely imitates the natural female hormonal cycle. The Company expects that its combination estrogen/progestin transdermal drug delivery system combines the advantages of both compounds in a single delivery system. The Company has developed a prototype estrogen/progestin patch, designed to be worn for three and one-half days, and intends to file an IND to commence clinical testing.

        ALBUTEROL TRANSDERMAL SYSTEM FOR ASTHMA

        The National Institute of Allergy and Infectious Disease estimates that more than ten million people in the United States (about 4% of the population) suffer from asthma. Albuterol stimulates the beta-adrenergic receptors of the bronchial smooth muscle and produces bronchodilation, thus relieving asthma. In patients with asthma, albuterol decreases resistance of airway obstructions, increases vital capacity and expiratory flow rate, and thus relieves asthmatic symptoms. Albuterol is available as an inhaler and in tablets. The most common adverse side effects of albuterol are dose-related. The principal adverse side effects from the oral administration of albuterol are increased heart rate, decreased blood pressure, tremors, nervousness, nausea, hyperactivity, excitement and insomnia. Transdermal albuterol may avoid many of these side effects by providing a constant delivery of drug, which avoids the peaks that are seen with the oral product.

        Sano is developing a transdermal system for the delivery of albuterol for the treatment of asthma. Sano's albuterol patch product is being designed to be worn for one day. Sano's transdermal albuterol patch is designed to provide a measured amount of drug, allowing for lower drug levels, and thus fewer and/or less severe side effects. The Company believes these advantages will lead to improved patient compliance. The Company has developed a formulation for this product.

        CONFIDENTIAL TRANSDERMAL SYSTEM FOR ALCOHOL ADDICTION

        Alcoholism is a common disease in the United States.

        Sano is developing a transdermal system for the delivery of an existing oral drug for the treatment of alcohol addiction. The Company's patch is designed to be worn for seven days. A Phase I trial has been completed and a Phase II trial is planned.

        In addition to the specifically identified proprietary products described above, Sano is evaluating several other chemical entities to access the potential for delivery of such chemical entities using Sano's proprietary controlled release technology.

GENERIC PRODUCTS

        The Company has ten Generic Products under development. Six of these products are transdermal generics and four are oral controlled-release generics. Generic products are pharmaceuticals which are identical in three principal ways to a brand name product: (i) the rate at which a drug is delivered over a specific time frame, (ii) the amount of drug delivered, and (iii) the method of delivery (i.e., oral, transdermal, etc.). Before determining to initiate the development of a Generic Product, the Company considers the extent of competition, the size of the market, patent status, the ease and rapidity of the approval process and the estimated time of market launch. Before submitting a Generic Product to the FDA for approval (through filing an ANDA), the Company conducts bioequivalency studies in patients comparing the rate and extent of delivery of Sano's generic version to that of a brand name product. However, the Company is not required to show the safety or efficacy of a Generic Product as part of the approval process, as is the case with Proprietary Products. Prior to conducting human trials, Sano first establishes in laboratory tests that its generic product and the brand name product are equivalent. The Company's Generic Product development activities are subject to certain risks, including the likelihood that competition will be encounted from competitors with significantly greater financial and marketing resources than the Company, delays in regulatory approval and that the holders of unexpired patents on branded products for which the Company seeks to market generic counterparts may institute patent infringement suits against the Company. See "- Legal Proceedings."

        TRANSDERMAL GENERIC PRODUCTS

        NICOTINE TRANSDERMAL SYSTEMS FOR SMOKING CESSATION

        The Company has developed a generic transdermal nicotine patch for smoking cessation that the Company believes is generically equivalent to Habitrol/Registered Trademark/, which is manufactured by Novartis.

        In January 1995, the Company filed an ANDA for its generic version of Habitrol/Registered Trademark/ which is in the final stage of review by the FDA. In August of 1996 the FDA approved an Rx to OTC switch (an "OTC Switch") for two branded nicotine transdermal patches, Nicotrol/Registered Trademark/ and Nicoderm/Registered Trademark. As of the date of this Annual Report, Habitrol/Registered Trademark/ remains a prescription product, and due to the confidential nature of FDA applications, Sano has no way of knowing whether Habitrol/Registered Trademark/is seeking an OTC Switch or whether, if such application is pending, the OTC Switch would be approved. Since Sano's transdermal nicotine is generic to Habitrol/Registered Trademark/, Sano's product will, when and if approved, have the same Rx designation as Habitrol/Registered Trademark/. This Rx designation would limit Sano's sales to the Rx market. Further, the FDA has granted three year exclusity to Nicotrol/Registered Trademark and Nicoderm/Registered Trademark/. In the event Habitrol/Registered Trademark/ receives approval of an OTC Switch it is also likely Habitrol/Registered Trademark/ would receive the same exclusivity as Nicotrol/Registered Trademark/ and Nicoderm/Registered Trademark/. If this were to occur, Sano could be prevented from marketing its nicotine patch for as long as three years, even if it received earlier regulatory approval.

        NITROGLYCERIN TRANSDERMAL SYSTEMS FOR ANGINA PECTORIS

        Angina pectoris is a painful condition caused by decreased blood flow to the heart due to narrowed arteries. Transdermal nitroglycerin patches provide a continuous therapeutic level of nitroglycerin in the blood stream, dilating the blood vessels to increase the flow of oxygenated blood to the heart. Transdermal nitroglycerin patches have been commercially available since 1982 and are marketed by several companies. Sales of branded and generic transdermal nitroglycerin patches were approximately $275 million in 1995.

        The Company has developed two generic transdermal nitroglycerin patches for the treatment of angina pectoris. The patches are designed to be generically equivalent to Nitro-Dur/Registered Trademark/, produced by Key Pharmaceuticals, Inc. ("Key") and Ciba's Transderm Nitro/Registered Trademark/, which in 1995 had total combined sales in the United States in excess of $175 million. In late 1995, the Company filed an ANDA for each of its two generic transdermal nitroglycerin patches. The patent issued on Nitro-Dur/Registered Trademark/ expires in February 2010. The patent issued on Transderm Nitro/Registered Trademark/ expired in December 2001. The Company does not believe it infringes these patents. In March 1996, Key filed a complaint in the United States District Court of Florida alleging that the Company's transdermal nitroglycerin patches, a generic version of Nitro-Dur/Registered Trademark/ infringes certain patents owned by Key. See "Legal Proceedings. "

        CLONIDINE TRANSDERMAL SYSTEM FOR HYPERTENSION

        Hypertension is a leading cause of heart disease. Numerous drugs are used in the treatment of hypertension, including diuretics, beta blockers, alpha blockers, calcium channel blockers and angiotensin converting enzyme inhibitors. Clonidine is an alpha blocker used in the management of hypertension. In the stepped-care approach to antihypertensive drug therapy, alpha blockers are generally considered step two drugs and are generally reserved for patients who fail to respond to diet, exercise and/or weight reduction and therapy with a step one drug (diuretic or beta blockers). Although many hypertensive patients may be controlled by clonidine alone, the drug appears to be more effective when used with a diuretic.

        In 1984, Boehringer Ingelheim received FDA approval for Catapres TTS/Registered Trademark/, a seven day transdermal patch for the delivery of clonidine. Several patents on the product Catapres TTS/Registered Trademark/ expire in 2008. In 1995, United States sales of Catapres TTS/Registered Trademark/ were approximately $75 million.

        Sano has developed a seven-day transdermal clonidine patch as a generic version of Catapres TTS/Registered Trademark/. Based on laboratory data and a pilot study completed in March 1995 comparing Sano's clonidine patch to Catapres TTS/Registered Trademark/, the Company believes that its patch is bioequivalent to the branded product. Bioequivalency studies are being conducted on this product. The Company believes that its generic version of Catapres TTS/Registered Trademark/ does not infringe any of the patents covering the branded product.

        ESTRADIOL TRANSDERMAL SYSTEM FOR MENOPAUSAL SYMPTOMS/OSTEOPOROSIS

        Sano is developing a transdermal system for the delivery of 17-beta estradiol, a natural estrogen for the treatment of menopausal symptoms and osteoporosis. The Company is developing generic three and one-half day and seven-day estradiol transdermal patches. The transdermal systems under development by the Company are designed to be generically equivalent to Vivelle/Registered Trademark/, a three and one half day patch and Climara/Registered Trademark/, a seven day patch. There are a number of patents on the branded products.

        SOLID DOSE GENERIC PRODUCTS

        The Company is currently developing four generic versions of branded solid dose drugs for the treatment of angina and hypertension. One of these products is in a pilot study and three are in various phases of formulation development. The pharmaceutical compounds upon which the Company's solid dose controlled release products are expected to be based are diltiazem, nifedipine and nicardipine.

        Diltiazem is a calcium channel blocker that relaxes and dilates the smooth muscle of the blood vessels and is indicated for the treatment of high blood pressure and prophylactic management of angina pectoris. Diltiazem is marketed in the United States in a once-a-day controlled release forms under the brand name Cardizem CD/Registered Trademark/ by Hoechst Marion Roussel, Dilacor XR/Registered Trademark/ by Rhone Poulenc Rorer Pharmaceuticals, and Tiazac/Registered Trademark/ by Forest Laboratories. Nifedipine is marketed in the United States in an once-a-day controlled-release dosage form by Pfizer Inc. under the brand name Procardia XL/Registered Trademark/ and by Miles, Inc. under the brand name Adalat CC/Registered Trademark/. Nicardipine is a calcium channel blocker indicated for the treatment of hypertension. Nicardipine is marketed in the United States by Roche Laboratories under the brand name Cardene SR/Registered Trademark/. The combined worldwide sales of these branded products were in excess of $1.8 billion in 1995.

MANUFACTURING AND SUPPLY

        The Company leases an 83,000 square foot facility which includes approximately 10,000 square feet of administrative offices, as well as space for analytical laboratories, manufacturing areas and research and development areas. The Company's existing production lines for transdermal products have a capacity of approximately 100 million patches per year, based upon the Company's anticipated product mix. By the end of 1997 Sano expects to complete an expansion program which will bring the Company's capacity to approximately 400 million patches per year. Sano believes that it has the ability to expand the manufacturing capacity of its current facility to meet its commercial requirements for the foreseeable future.

        Sano intends to retain manufacturing rights for all of its Proprietary Products and transdermal Generic Products but may in certain circumstances contract with third parties to manufacture its solid dose Generic Products. The Company has developed several proprietary manufacturing and formulation techniques. The Company intends to file for patents on some, but not all, of these techniques. The Company believes that the filing of certain manufacturing process patents would provide only limited protection and, at the same time, have the negative effect of informing competitors of the Company's approaches to the manufacture of its transdermal patches.

        Several materials used in the manufacture of the Company's products are available only from sole source suppliers. These items have generally been available to Sano and the pharmaceutical industry on commercially reasonable terms. Sano has not experienced difficulty acquiring materials necessary to manufacture clinical quantities of its transdermal systems. Suppliers must be registered with and approved by the FDA. Continued registration requires compliance with Good Manufacturing Practice regulations ("GMP"). Sano intends to negotiate supply contracts, as appropriate, prior to commercial introduction of its transdermal products. While the Company believes that it could develop alternative sources of supply or redesign its products to avoid the necessity of relying upon such sources, any interruption of supply would have a material adverse effect on the Company's ability to manufacture its products.

MARKETING AND SALES

        Sano currently intends to retain marketing rights to substantially all of its Proprietary Products in the United States until such products have reached later stages of development, at which time the Company will consider whether to enter into a licensing or other arrangements with respect to its Proprietary Products outside the United States. The Company believes that this strategy will provide the opportunity to maximize royalties or distribution rights arrangements where appropriate or necessary and to evaluate possible marketing and distribution strategies so as to maximize profit opportunities.

        Sano has entered into a distribution agreement with Pharmaceutical Resources, Inc. ("PAR") pursuant to which PAR has a right of first refusal to distribute the Company's transdermal Generic Products in the United States, Canada, Latin America and Israel. PAR also has a limited right of first refusal in connection with the sale of Sano's Generic Products in four countries in Europe. Sano will manufacture its Generic Products and supply them to PAR at Sano's cost and will share in the gross profits from the sale of such Generic Products by PAR. The agreement currently covers Sano's two generic nitroglycerin patches, one generic nicotine patch and one generic clonidine patch.

PAR also has a right of first refusal to distribute in the territories described above any other generic transdermal patches developed by the Company. As to each product PAR elects to distribute, PAR must pay Sano a portion of Sano's pre-clinical development costs and all costs of clinical trials and other post-formulation expenses. This agreement also provides that Sano will reimburse PAR for such costs and expenses with respect to certain Generic Products. The Company's agreement with PAR provides that PAR may terminate the agreement if the Company has not received at least one approval of an ANDA for a Generic Product covered by the agreement prior to November 30, 1996. While the Company did not receive an approval by November 30, 1996, PAR has not terminated the agreement. PAR also is entitled to terminate the agreement with respect to any product that fails to meet specified annual gross profit thresholds.

        Sano recently advised PAR of the terms of a proposed distribution agreement with a third party in Italy for Sano's generic clonidine patch. PAR did not elect to exercise its right of first refusal to meet the terms of this distribution agreement in Italy. On March 4, 1997 pursuant to the terms of its agreement with PAR, Sano terminated PAR's right of first refusal with respect to the distribution in Italy of all products covered by the agreement.

        The agreement between Sano and PAR provides that if PAR chooses not to initiate a regulatory approval program in a particular country, Sano has the right to initiate its own program and submit said program and budget to PAR for funding. Sano has submitted to PAR the Canadian regulatory approval program and budget for the four generic patches set forth above. PAR has not agreed to fund such program. Sano then notified PAR that its right of first refusal had expired. On March 13, 1997, pursuant to the terms of its agreement with PAR, Sano terminated PAR's rights in Canada to the four generic patches described above.


PATENTS AND PROPRIETARY TECHNOLOGY

        Sano files patent applications in appropriate situations to protect and preserve, for its own use, technology, inventions and improvements that it considers important to the development of its business. The Company also relies on trade secrets, know-how, continuing technological innovations and possible licensing opportunities to develop and maintain its competitive position. The Company has filed two patent applications with the United States Patent and Trademark Office and has filed corresponding patent applications in Japan, the European Patent Office and Canada. The Company is not aware of any claims of infringement against its products or technologies or of any patents which its products or technologies infringe, except as set forth under "Legal Proceedings."

        Sano owns or licenses several product related patents. One patent, developed by Sano, relates to the transdermal delivery of buspirone and a notice of allowance with respect to this patent, which is expected to be in force until at least 2013 was issued by the U.S. Patent and Trademark office in June 1996. Additionally, other patents on the transdermal delivery of buspirone are pending in Europe and Japan.

        Sano's transdermal nicotine/mecamylamine patch incorporated patented technology licensed from Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schapp (collectively, the "Rose Group"). A patent issued to the Rose Group in 1994 relates to the co-administration of nicotine and mecamylamine for smoking cessation. Recently, the Rose Group was notified of the allowance of an additional patent relating to the use of agonist/antagonist therapy on certain receptors in the brain as a treatment for smoking addition. The Company's license from the Rose Group requires Sano to make progress payments during various stages of the development, testing and regulatory approval process. Certain payments were made by the Company upon execution of the license agreement, upon the receipt of a patent non-infringement opinion and six months after the execution of the license agreement. Additional annual payments will be required until the earlier to occur of October 1998 or the filing of an NDA with the FDA covering products using the patented combination therapy, at which time the Company is required to make an additional payment to the Rose Group. Sano is also required to pay the Rose Group a royalty of the net sales of products using the patented combination therapy and an additional payment in October 1999, less the amount of any royalties paid under this license agreement. In addition to the foregoing payments, Sano is required to make an annual payment for a period of six years commencing on the earlier to occur of October 1999 or one year after approval of an NDA covering products using the patented combination therapy.

        The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement, and, as to its scientific staff, an assignment of proprietary rights, upon the commencement of an employment, consulting or advisory relationship with the Company. These agreements generally provide that all inventions, ideas, discoveries, improvements and copyrightable material made or conceived by the individual arising out of the employment, consulting or advisory relationship and all confidential information developed or made known to the individual during the term of the relationship shall be the exclusive property of the Company. This information is required to be kept confidential and not disclosed to third parties except in specified circumstances. See "Executive Compensation-Employment Agreements. "

        If a patent is listed with the FDA for a branded drug for which the Company seeks to develop a generic counterpart, the Company may obtain opinions of counsel as to the Company's non-infringement, or invalidity of, the listed patent. Even in cases where the Company obtains an opinion that its product does not infringe another party's patent or that such patent is invalid, there can be no assurance that a court would agree with such opinion or that the Company would not be found liable for patent infringement.


COMPETITION

        Competition in the development and marketing of drug delivery products is intense and expected to increase. The Company's transdermal delivery competitors include 3M Corp., ALZA Corporation, Cygnus, Inc., Ethical Holdings, plc, Noven Pharmaceuticals, Inc. and TheraTech, Inc. Most of these companies have substantially greater financial resources and larger research and development staffs than Sano. In addition, these companies have greater experience in obtaining regulatory approvals and in manufacturing and marketing pharmaceutical products. Competition with these companies involves not only product development, but also competition for the acquisition of products and technologies from universities and other research institutions. The Company also competes with pharmaceutical companies, universities and other research institutions in the development of products, technologies and processes. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing a therapeutic effect than products being developed by the Company. There can be no assurance that the Company will successfully develop technologies and products that are more effective or affordable than those being developed by its competitors. In addition, one or more of the Company's competitors have or may achieve product commercialization or patent protection earlier than Sano. Products that may be competitive with certain of the Company's products in clinical studies have either been approved or are being developed, including generic nitroglycerin patches, proprietary nicotine patches and proprietary estrogen patches. The first pharmaceutical product to reach the market in a therapeutic area and the first generic to a branded product often have a significant competitive advantage over later entrants to the market. Currently there are no approved transdermal patches for the treatment of anxiety, ADD, depression or a combined agonist/antagonist patch directed toward smoking cessation. In addition, the Company is not aware of any generic transdermal products pending before, or which have been approved by, the FDA, other than for nitroglycerin. To the extent that the Company expands its solid dose controlled release technology, the Company may be subject to additional competition with respect to such technology.

        The Company expects that its products will compete primarily on the basis of product efficacy, price, patient compliance, reduced side effects, product appearance and comfort, reliability and, in certain cases, scope of patent rights. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective Generic and Proprietary Products, implement production and marketing plans, obtain patent protection and secure adequate capital resources.

GOVERNMENT REGULATION AND PRODUCT APPROVALS

        The production and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. In the United States, pharmaceutical products are subject to the Federal Food, Drug and Cosmetic Act, the Public Health Services Act, and other federal statutes and regulations. These regulations and statutes govern the testing, manufacture, labeling, storage, record keeping, advertising, promotion and approval of such pharmaceutical products. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal by the government to approve marketing of the product and criminal prosecution.

        In order to obtain FDA approval of a new dosage form of an existing product, the Company must submit proof of safety, efficacy and stability and obtain validation of its manufacturing process. Such proof and validation can entail extensive pre-clinical, clinical and laboratory testing in order to prepare the necessary application for FDA approval. The testing and application process is expensive and time consuming, often taking several years to complete. There is no assurance that the FDA will act favorably or quickly in reviewing such applications. Delays imposed by the governmental approval process may materially reduce the periods during which the Company will have the exclusive right to exploit patented or proprietary products or technologies.

        The FDA approval process for a new chemical entity typically includes
(i) pre-clinical laboratory and animal studies to enable FDA approval of an Investigational New Drug ("IND") application, (ii) initial clinical studies to define safety and dose parameters, (iii) well-controlled clinical trials to demonstrate product efficacy and safety, and (iv) submission and FDA approval of an NDA. Pre-clinical studies involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. Human clinical trials are typically conducted in three sequential, but partially overlapping, phases. Phase I trials normally consist of testing the product in a small number of volunteers for safety and pharmacokinetic parameters using single and multiple dosing regimens. In Phase II, continued safety and initial efficacy of the product is evaluated in a somewhat larger patient population for dose ranging. Phase III trials typically involve additional testing for safety and clinical efficacy using multiple dosage regimens in an expanded patient population at multiple clinical testing centers. A clinical plan or protocol, accompanied by the approval of the entity participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of clinical trials at any time.

        All the results of the pre-clinical and clinical studies on a pharmaceutical product are submitted to the FDA in the form of an NDA for approval to commence commercial distribution. In responding to an NDA, the FDA may grant marketing approval, require additional testing and/or information, or deny the application. Continued compliance with all FDA requirements and the conditions in an approved application, including product specification, manufacturing process, labeling and promotional material and record keeping and reporting requirements, is necessary throughout the life of the product. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall or other FDA-initiated actions that could delay further marketing until the products or processes are brought into compliance.

        For each Generic Product under development, the Company will be required to submit an ANDA for approval to commence commercial distribution. The ANDA must set forth a study demonstrating bioequivalency (i.e. that the rate and extent of drug delivered by Sano's product are essentially identical to the rate and extent of delivery of the branded product).

        The Waxman-Hatch amendments require that when a drug developer files an ANDA for a generic drug, and there is an unexpired patent listed with the FDA covering that brand name product, that developer must certify to the FDA that the patent will not be infringed by the developer's product or is invalid or unenforceable. That certification must also be provided to the patent holder, who may challenge the developer's certification of non- infringement, invalidity or unenforceability by filing a suit for patent infringement. If a suit is filed within 45 days of the patent holder's receipt of such certification, the FDA can review and approve the ANDA, but is precluded from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner.

        Each pharmaceutical manufacturer's facilities and those of its suppliers must be registered with and approved by the FDA. Continued registration requires compliance with Good Manufacturing Practice ("GMP") regulations. While the Company believes that it could develop alternative sources of supply or redesign its products to avoid the necessity of relying upon such sources in the event that any of its suppliers are unable to comply with GMP or for any other reason, any interruption of supply would have a material adverse effect on the Company's ability to manufacture its products. Manufacturers must also be registered with the DEA and similar state and local regulatory authorities if they handle controlled substances, and with the Environmental Protection Agency ("EPA") and similar state and local regulatory authorities if they generate toxic or dangerous wastes. The Company is required to obtain permits from local, state and federal agencies in connection with emissions resulting from its manufacturing operations, and the Company may be required to spend significant funds to comply with appropriate regulations or to obtain future permits.

        For international markets, a pharmaceutical company is subject to regulatory requirements, interactions and product approvals substantially the same as those in the United States. Although the technical descriptions of the clinical trials are different, the trials themselves are substantially the same as those in the United States and are commonly referred to in the industry as Phases I, II and III. In connection with any future marketing, distribution and license agreements into which Sano may enter, Sano's partners may accept or assume responsibility for such foreign regulatory approvals. The time and cost required to obtain these international market approvals may be longer or shorter than those required for FDA approval.

EMPLOYEES

        Sano had 82 full-time employees at December 31, 1996. In addition, the Company had approximately 34 part-time employees and consultants at that date. The Company uses part-time and temporary employees to assist in manufacturing and packaging products. The Company's employees are principally engaged in research and development, clinical studies, regulatory affairs and quality control and pilot production. The Company has no union contracts and believes that its relationship with its employees is good.

ITEM 2.          PROPERTIES

        Sano's facility is located in Miramar, Florida. This facility, which is leased by the Company, contains 83,000 square feet of usable space. The building includes 10,000 square feet of office and administrative space. The balance of the space is dedicated to formulation and analytical laboratories and production areas. The Company also leases an adjacent parcel for use as a parking lot. These leases require the Company to pay an aggregate monthly rental payment of approximately $29,000, subject to an annual increase of 3.5%. The Company is also required to make a monthly payment to the lessor of approximately $12,000 for maintenance and taxes. The leases expire in May 2006. The leases provide for four renewal options, each for a term of five years, that may be exercised upon six months advance notice to the lessor prior to the expiration of the particular lease term. The Company believes that this facility can adequately support the development and manufacture of its products currently under development.

ITEM 3.          LEGAL PROCEEDINGS

        On March 6, 1996, Key filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, for which the Company has filed an ANDA with the FDA, infringed certain patents owned by Key. The Company had previously obtained non-infringement opinions with regard to its product and believes that there is no merit to the allegations in the complaint. The Company has filed an answer and counterclaim to the complaint and intends to vigorously defend this lawsuit. However, patent litigation is extremely costly, protracted and burdensome, and there can be no assurance that the outcome of the lawsuit will be favorable to the Company. If the Company is found in violation of Key's patents, it may not be able to market its generic version of Nitro-Dur/Registered Trademark/ on a commercially acceptable basis or at all.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITIES AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock (Nasdaq National Market symbol "SANO") began trading on the Nasdaq National Market on November 7, 1995. Prior to that date, there was no public market for the Company's Common Stock. The following table presents quarterly information on the price range of the Company's Common Stock. This information indicates the high and low sale prices reported by the Nasdaq National Market.

                                                  High        Low
                                                  ----        ---
1996
First Quarter .................................. $15.00      $11.00
Second Quarter .................................  18.63       13.63
Third Quarter ..................................  21.75       10.38
Fourth Quarter .................................  20.75       14.63

1995
Fourth Quarter (beginning November 7, 1995) .... $15.00      $11.00

As of March 17, 1997, there were approximately 163 record holders of the Company's Common Stock. The Company never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report. The statement of operations data for the years ended December 31, 1995, 1994 and 1993 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Annual Report. The statement of operations data set forth below for the periods ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from the audited financial statements of the Company not included herein.

                                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  1996         1995           1994          1993         1992
                                               ----------  ----------     ----------     ---------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
STATEMENT OF OPERATIONS DATA:
Revenues....................................   $   15,000   $      --      $     --      $     --     $      --
                                               ----------   ----------     ---------     ---------    ---------
Operating expenses:
  Research and development..................       13,175        8,429         2,680         1,129          441
  General and administrative................        4,088          911           790           163           94
                                               ----------   ----------     ---------     ---------    ---------
   Total operating expenses.................       17,263        9,340         3,470         1,292          535
Product development fees....................           --           --           228            --           --
Interest Income.............................        1,336          335            28             7            4
Interest and other expense..................         (105)        (126)          (51)           --           --
                                                ----------   ---------     ---------     ---------    ---------
Net income (loss)...........................       (1,032)   $  (9,131)    $   (3,265)   $  (1,285)   $    (531)
                                                ==========   =========     ==========    =========    =========


                                                ==========   ==========    ==========   ==========   =========
Net income (loss) per common share(1).......    $    (0.11)  $    (1.43)   $    (0.71)  $    (0.31)  $   (0.16)
                                                ==========   ==========    ==========   ==========   =========
Weighted average shares outstanding.........         9,223        6,374         5,054        4,478       3,658
                                                ==========   ==========    ==========   ==========   =========

                                                                         DECEMBER 31,
                                                --------------------------------------------------------------
                                                  1996          1995          1994         1993         1992
                                                ---------   -----------    ----------   ----------   ---------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
 Cash and cash equivalents and marketable
   securitie                                       $23,681      $28,299        $2,586       $  267       $  28
Working capital:............................        23,546       27,029         1,956          (27)        (10)
Total assets................................        39,621       34,625         5,189          792         115
Deferred revenue............................         5,275        1,452            --           --          --
Note payable(3).............................           521          473           776           --          --
Redeemable preferred stock..................            --           --         8,960        2,624         800
Total stockholders' equity (deficit)........        30,099       31,060        (5,456)      (2,130)       (725)

----------
(1) See Note 2 of Notes to Financial Statements for information concerning the computation of net income (loss) per common share.

(2) Note payable represents the net present value of a promissory note discounted at a 9.75% annual rate. The Company's financial statements reflect the difference between the original proceeds of the note and its net present value as of the dates of such statements as additional paid-in capital. See Note 8 of Notes to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS


OVERVIEW

        Since its commencement of operations in October 1992, the Company has devoted substantially all of its resources to drug delivery research and development programs and now has nine Proprietary Products and ten Generic Products in various stages of development. The Company was classified as a development stage company until the third quarter of 1996, when it began to generate revenue through its receipt of a $15.0 million non-refundable license payment under its agreement with BMS. At December 31, 1996 after giving effect to the receipt of the payment from BMS, the Company had an accumulated deficit of $15.4 million, resulting from expenses incurred in research and development, clinical trials, facilities operations, the acquisitions of supplies and, to a lesser extent, general and administrative operations. The Company expects to incur losses at least through 1997, which losses may be substantial. The Company's sources of working capital have been an initial public offering, equity financings prior to the initial public offering and, to a far lesser extent, interest earned on investment of cash. In the near term, revenues are expected to consist principally of revenues from license fees, milestone payments, research fees and payments from other entities under collaborative marketing and other agreements, which payments are likely to be irregular and unpredictable.

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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

        REVENUES. As a result of the August 1996 license payment under the BMS Agreement, the Company recognized revenue of $15.0 million for the year ended December 31, 1996. To date, the Company had recognized no revenue.

        RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $4.7 million, or 56% to $13.2 million for 1996, from $8.4 million during 1995. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $1.54 million increase in personnel and personnel-related expenditures, a $1.59 million increase in the cost of clinical trial programs and a $665,000 increase in supplies. In additions, operating overhead allocated to research and development increased by $500,000 as a result of the expansion of the Company's facility and increased rent, common area maintenance and taxes. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive development and strategic marketing decisions.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $3.2 million or 349%, to $4.1 million for 1996 from $911,000 in 1995. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally the $1.0 million investment banking fee incurred in connection with the BMS agreement and legal fees incurred in connection with a patent lawsuit.

        OTHER INCOME (EXPENSE). Interest income increased by $1 million to $1.3 million in 1996 from $335,000 in 1995, as a result of the investment of the remaining proceeds of the Company's initial public offering, and the $15.0 million non-refundable license payment received in August from BMS. Interest and other expense was $105,000 in 1996 compared to $127,000 in 1995. Interest and other expense principally reflects the accretion of interest on a discounted note.

        NET LOSS. As a result of the foregoing, the Company reported a net loss of $1.0 million for 1996, a decrease of $8.1 million from the net loss of $9.1 million in 1995.

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

        RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $5.7 million, or 215%, to $8.4 million for 1995 from $2.7 million during 1994. The increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $1.3 million increase in personnel and personnel-related expenditures and an $818,000 increase in supplies consisting primarily of chemicals. The Company incurred $3.4 million in expenses relating to clinical trials in 1995, compared to $823,000 in 1994. In 1995, the Company increased its facility's usable square footage to 74,000 square feet compared to approximately 6,000 square feet available for use in 1994. The Company's facility houses the Company's production, operation, laboratories, and headquarters. This expansion resulted in increases in depreciation due to leasehold improvements and acquisition of lab equipment, furniture and fixtures. In 1995, the

$228,000 previously received pursuant to the PAR agreement was charged to research and development expense and a corresponding amount was recorded as deferred revenue.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $121,000, or 15%, to $911,000 in 1995 from $790,000 in 1994. The increase is due to personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts as well as increases in facilities operation expenses, depreciation and insurance expenses.

        OTHER INCOME (EXPENSE). The Company received product development fees of $1.2 million from PAR in 1995, which amount, together with the $228,000 discussed above, was recorded as deferred revenue. Interest income in 1995 increased by $307,000 to $335,000 from $28,000 during the comparable period in 1994. This increase is attributable to the Company's short-term investment of the proceeds of its initial public offering, as well as the proceeds of its preferred stock equity financing in May 1995. Interest and other expense for 1995 was $127,000, compared to $51,000 for 1994. The $76,000 difference is primarily a result of the accretion of interest on a discounted note issued in 1994.

        NET INCOME (LOSS). As a result of the foregoing, the Company reported a net loss of $9.1 million for 1995, an increase of $5.5 million from the net loss of $3.6 million in 1994.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994  AND DECEMBER 31, 1993

        RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.6 million, or 138%, to $2.7 million in 1994 from $1.1 million in 1993. This increase is primarily attributable to increased clinical trial expenses and, to a lesser extent, increased ancillary costs, such as consulting fees, product liability insurance costs and personnel and associated costs including group health, life, disability and workers' compensation insurance. Additionally, during 1994, to accommodate its expanded development program, the Company expanded its laboratory facilities and functions, increased its leasehold and equipment depreciation expenses and incurred additional administrative overhead expenses.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $627,000, or 385%, to $790,000 during 1994 from $163,000 in 1993.
This increase was primarily attributable to increases in personnel and personnel- related costs to support the Company's increased research and development activities and additional clinical trials, business development expenses, professional fees, and rent and depreciation.

        OTHER INCOME (EXPENSE). The Company received product development fees of $228,000 in the fourth quarter of 1994 as a result of attaining certain milestones under its distribution agreement with PAR. Interest income increased to $28,000 in 1994 from $7,000 in 1993 as a result of the Company's short-term investment of the proceeds of an equity financing. Interest expense was $51,000 in 1994 as a result of the accretion of interest on a discounted note . The Company incurred no interest expense in 1993.

        NET LOSS. As a result of the foregoing, the Company reported a net loss of $3.6 million in 1994, an increase of $2.2 million from the net loss of $1.4 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $1.5 million for the year ended December 31, 1996, compared to net cash used in operating activities of $8.8 million in the comparable period of 1995. This increase reflects the Company's receipt of $15.0 million in licensing revenue form BMS, which more than offset increased cash outlays for clinical trials, payroll and overhead.

        The Company had capital expenditures of $7.0 million for plant and equipment acquisitions and $123,000 in expenditures for patents during the year ended December 31, 1996, compared to $3.6 million and $117,000, respectively, for the same period in 1995. At December 31, 1996, the Company had purchase commitments for capital expenditures of approximately $2.1 million.

        At December 31, 1996, the Company had working capital of $23.5 million compared to $27.0 million at December 31, 1995. Cash and cash equivalents and marketable securities were $23.7 million and $28.3 million at December 31, 1996 and December 31, 1995, respectively.

        The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, statements regarding management's expectations with respect to FDA approval, the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF
--------------------------------------------------------------------------------
INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS OF SANO CORPORATION:

               We have audited the accompanying balance sheets of Sano Corporation (a Florida corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sano Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


               /s/ ARTHUR ANDERSEN LLP
               -----------------------
               ARTHUR ANDERSEN LLP

               Miami, Florida,
                 January 30, 1997

BALANCE                                                        SANO CORPORATION
--------------------------------------------------------------------------------
SHEETS

                                                                                    1996           1995
                                                                               ------------    ------------
ASSETS
         Current assets:
           Cash and cash equivalents .......................................   $  6,696,361    $  5,517,061
           Marketable securities ...........................................     16,984,567      22,782,221
           Receivables .....................................................      2,066,196
                                                                                                     51,634
           Prepaid chemical supplies .......................................      1,154,298            --
           Other current assets ............................................        302,578         268,767
                                                                               ------------    ------------
             Total current assets ..........................................     27,204,000      28,619,683
                                                                               ------------    ------------
          Property, plant and equipment, net ...............................     11,647,346       5,304,167
                                                                               ------------    ------------
          Other assets:
                 Patents, net ..............................................        313,242         236,815
                 Deposits and other ........................................        456,161         463,838
                                                                               ------------    ------------
                 Total other assets ........................................        769,403         700,653

                   Total assets ............................................   $ 39,620,749    $ 34,624,503
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                 Notes payable .............................................   $    166,871    $    213,816
                 Current obligation under capitalized leases ...............         44,418          33,429
                 Accounts payable ..........................................      1,732,146         696,015
                 Accrued expenses ..........................................      1,714,250         647,871
                                                                               ------------    ------------
                   Total current liabilities ...............................      3,657,685       1,591,131
                                                                               ------------    ------------
               Long term liabilities:
                 Deferred revenue ..........................................      5,275,073       1,451,655
                 Capitalized lease obligations, net of current portion .....         68,204          48,990
                 Notes payable .............................................        521,262         473,024
                                                                               ------------    ------------
                   Total long term liabilities .............................      5,864,539       1,973,669
                                                                               ============    ============
               Commitments and contingencies (Notes 1 and 7)

               Stockholders' equity:
                 Preferred stock, $0.01 par value, 5,000,000 authorized,
                   none issued or outstanding ..............................           --              --
                 Common stock $0.01 par value, 25,000,000 shares authorized,
                   9,243,735 issued and outstanding at December 31, 1996 and
                   9,206,932 issued and outstanding at December 31, 1995 ...         92,437          92,069
                 Additional paid-in-capital ................................     45,424,428      45,354,225
                 Accumulated deficit .......................................    (15,418,340)    (14,386,591)
                                                                               ------------    ------------
                   Total stockholders' equity ..............................     30,098,525      31,059,703
                                                                               ------------    ------------
                   Total liabilities and stockholders' equity ..............   $ 39,620,749    $ 34,624,503
                                                                               ============    ============

               SEE ACCOMPANYING NOTES

STATEMENT OF                                                    SANO CORPORATION
-------------------------------------------------------------------------------
OPERATIONS

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                     1996            1995            1994
                                                 ------------    ------------    ------------
REVENUES .....................................   $ 15,000,000    $       --      $       --
                                                 ------------    ------------    ------------

OPERATING EXPENSES:
  Research and development ...................     13,175,416       8,429,671       2,680,294
  General and administrative .................      4,087,785         910,552         789,894
                                                 ------------    ------------    ------------
    Total operating expenses .................     17,263,201       9,340,223       3,470,188
                                                 ------------    ------------    ------------

Other income (expense):
  Product development fees ...................           --              --           228,025
  Interest income ............................      1,336,404         335,480          28,109
  Interest and other expense .................       (104,952)       (126,515)        (51,323)
                                                  -----------     -----------     -----------
    Total other income (expense) .............      1,231,452         208,965         204,811
                                                  -----------     -----------     -----------

NET LOSS .....................................     (1,031,749)     (9,131,258)     (3,265,377)

Dividends on redeemable preferred stock ......           --              --          (335,950)
                                                 ------------    ------------    ------------
  Net loss attributable to common shareholders   $ (1,031,749)   $ (9,131,258)   $ (3,601,327)
                                                 ============    ============    ============
Loss per common share (Note 2) ...............   $      (0.11)   $      (1.43)   $      (0.71)
                                                 ============    ============    ============
Weighted average shares outstanding: .........      9,223,000       6,374,000       5,054,000
                                                 ============    ============    ============

      SEE ACCOMPANYING NOTES

STATEMENTS OF                                                   SANO CORPORATION
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                                                                 NOTES
                                              COMMON STOCK        ADDITIONAL   RECEIVABLE                       TOTAL
                                          --------------------     PAID-IN        FROM         ACCUMULATED     STOCKHOLDERS'
                                           SHARES    PAR VALUE     CAPITAL     STOCKHOLDERS      DEFICIT          EQUITY
                                          ---------  ---------   ------------  ------------  -------------   ---------------
BALANCE, December 31, 1993 ...........    2,419,780    $24,198   $     19,078    $(13,000)   $ (2,160,016)   $ (2,129,740)
Accrued interest on preferred stock ..         --         --             --          --          (335,950)       (335,950)
Addition to capital resulting from
  discounting of note payable to
  preferred shareholder (Note 8) .....         --         --          274,946        --              --           274,946
Net loss .............................         --         --             --          --        (3,265,377)     (3,265,377)
                                          ---------    -------   ------------    --------    ------------    ------------
BALANCE, December 31, 1994 ...........    2,419,780     24,198        294,024     (13,000)     (5,761,343)     (5,456,121)
  Reversal of all accrued interest for
  conversion of preferred stock
  to common stock ....................         --         --             --          --           506,010         506,010
Addition to capital resulting from
  discounting of note payable to
  shareholder (Note 8) ...............         --         --          180,706        --              --           180,706
Collection of notes receivable
  from stockholders ..................         --         --             --        13,000            --            13,000
Reversal of unamortized
  interest due to prepayment of
  discounted notes payable to
  preferred stockholder (Note 8) .....         --         --         (230,185)       --              --          (230,185)
Conversion of Series A
  Preferred Stock ....................      888,887      8,889        391,111        --              --           400,000
Conversion of Series B
  Preferred Stock ....................      820,736      8,207        545,790        --              --           553,997

Conversion of Series C
  Preferred Stock ....................      358,423      3,584      1,496,405        --              --         1,499,989
Conversion of Series D
  Preferred Stock ....................    1,000,000     10,000      5,990,000        --              --         6,000,000
Conversion of Series E
  Preferred Stock ....................      729,167      7,291      5,089,220        --              --         5,096,511
Net proceeds from initial public
  offering ...........................    2,990,000     29,900     31,597,861        --              --        31,627,761
Fractional shares ....................          (61)      --             (707)       --              --              (707)
Net loss .............................         --         --             --          --        (9,131,258)     (9,131,258)
                                          ---------    -------   ------------    --------    ------------    ------------
BALANCE, December 31, 1995 ...........    9,206,932     92,069     45,354,225        --       (14,386,591)     31,059,703
Exercise of stock options ............       36,803        368         46,267        --              --            46,635
Stock options issued to non-employees          --         --           23,936        --              --            23,936
Net loss .............................         --         --             --          --        (1,031,749)     (1,031,749)
                                          ---------    -------   ------------    --------    ------------    ------------
BALANCE, December 31, 1996 ...........    9,243,735    $92,437   $ 45,424,428    $   --      $(15,418,340)   $ 30,098,525
                                          ==========   =======   ============    ========    ============    ============

SEE ACCOMPANYING NOTES

STATEMENTS OF                                                  SANO CORPORATION
-------------------------------------------------------------------------------
CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            1996            1995            1994
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $ (1,031,749)   $ (9,131,258)   $ (3,265,377)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ..................        683,775         433,234         153,842
    Interest accrued on notes payable ..............         59,878         103,343          51,323
    Loss on sale and disposal of equipment .........         47,069            --              --
    Accretion of discount on marketable securities .       (148,657)       (163,248)           --
    Expense from issuance of stock options
      to non-employees .............................         23,936            --              --
    Changes in operating assets and liabilities:
      Increase in receivables ......................     (2,014,562)        (51,634)           --
      Increase in prepaid chemical supplies ........     (1,154,298)           --              --
      Increase in other current assets .............        (33,811)       (146,413)       (119,534)
      (Increase) decrease in deposits and other ....          7,677        (341,707)       (120,697)
        accrued expenses ...........................      2,102,510         460,560         586,044
                                                       ------------    ------------    ------------

        Net cash used in operating activities ......     (1,458,232)     (8,837,123)     (2,714,399)
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................     (6,965,750)     (3,559,479)     (1,771,578)
  Proceeds from sale of equipment ..................          2,200            --              --
  Sales and maturities of marketable securities ....     32,835,142            --              --
  Purchase of marketable securities ................    (26,888,831)    (22,618,973)           --
  Expenditures for patents .........................       (123,147)       (117,062)        (64,676)
                                                       ------------    ------------    ------------

    Net cash used in investing activities ..........     (1,140,386)    (26,295,514)     (1,836,254)
                                                       ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Fractional share payoff ..........................           --              (707)           --
  Proceeds from notes payable ......................        229,007       1,434,970       1,025,667
  Repayment of notes payable .......................       (321,142)     (1,715,973)           --
  Advances from distributor ........................      3,823,418       1,451,655            --
  Collection of notes receivable from stockholders .           --            13,000            --
  Proceeds from issuance of common stock,
    net of expenses ................................           --        31,627,761            --
  Proceeds from issuance of Preferred Stock Series D           --           156,563       5,843,437
  Proceeds from issuance of Preferred Stock Series E           --         5,096,511            --
  Exercise of stock options ........................         46,635            --              --
                                                       ------------    ------------    ------------

    Net cash provided by financing activities ......      3,777,918      38,063,780       6,869,104
                                                       ------------    ------------    ------------

  Net increase in cash and cash equivalents ........      1,179,300       2,931,143       2,318,451
  Cash and cash equivalents at beginning of year ...      5,517,061       2,585,918         267,467
                                                       ------------    ------------    ------------

  Cash and cash equivalents at end of year .........   $  6,696,361    $  5,517,061    $  2,585,918
                                                       ============    ============    ============

Supplemental disclosure of non-cash activities:
  Accrued interest on redeemable preferred stock ...   $       --      $       --      $    335,950
                                                       ============    ============    ============

  Capitalized leases ...............................   $     63,753    $     95,396    $       --
                                                       ============    ============    ============

  Outstanding stock subscription ...................   $       --      $       --      $    156,563
                                                       ============    ============    ============


In November 1995, in connection with its initial public offering of Common Stock, the Company effected a 5 for 6 reverse stock split of its common stock and all preferred stock was converted into 3,797,213 shares of common stock.

SEE ACCOMPANYING NOTES

NOTES TO                                                       SANO CORPORATION
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS

1 GENERAL:
          Sano Corporation (the "Company"), was incorporated in Florida in May 1991. The Company develops novel controlled release drug delivery systems for drug therapies licensed from others and for off-patent drugs. The Company also develops generic versions of branded controlled release products, generally where the advanced nature of the necessary technologies may limit competition from other manufacturers.

          Management of the Company anticipates incurring substantial losses in the near term. As of December 31, 1996, the Company has not marketed any products. Future revenues, if any, are expected to be generated from sales of products, license fees, research fees and payments from other entities under collaborative marketing and other agreements. No assurance can be given that the Company's product development efforts will be successfully completed, that required regulatory approvals will be obtained, that products under development can be manufactured at acceptable costs and with appropriate quality or that any products can be successfully marketed.

          In November 1995, the Company completed an initial public offering of its common stock to finance operations of the Company. The initial public offering closed with net proceeds to the Company of approximately $31.6 million, including the exercise of the over-allotment option, net of underwriting discounts and commissions, expense allowances and registration costs.

          The Company continuously evaluates licensing and joint development opportunities and other transactions that may result in fees or revenues to the Company. The likelihood of the success of the Company must be considered in light of the uncertainty caused by problems, expenses, complications, and delays frequently encountered in connection with the development of new business ventures. These business risks include the possible need for additional capital, dependence on a limited number of key personnel, competition and the ability to successfully obtain required regulatory approvals and market its products and services.

          In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with Bristol-Myers Squibb Company ("BMS") and received a $15.0 million license payment. Because the $15.0 million license payment is non-refundable and the Company has no further obligations related to the license payment, such amount has been recognized as revenue. Any milestone payments the Company may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance to be received from BMS to fund the purchase of production equipment will be reflected as deferred revenue and recognized as revenue as sales of the products are made and related royalties are earned.

          The Company was classified as a development stage company until the third quarter of 1996, during which it began to generate revenue through its receipt of the $15 million license payment under its agreement with BMS.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          (a) CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. All amounts are interest bearing at December 31, 1996 and 1995.

          (b) MARKETABLE SECURITIES: Investments are classified as "Available for Sale" securities pursuant to Statement of Financial Accounting Standard (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and accordingly are recorded at market value. As of December 31, 1996 and 1995 all securities consisted of short-term U.S. Government obligations for which amortized cost approximated market value.

          (c) PREPAID CHEMICAL SUPPLIES: Effective fourth quarter 1996, the Company adopted a policy in which raw materials are classified as prepaid chemical supplies at the time of purchase. When the raw materials are used they will be expensed as research and development costs or cost of sales as applicable.

          (d) PROPERTY, PLANT AND EQUIPMENT : Property, plant and equipment are recorded at cost. Routine maintenance, repairs and replacement costs are charged against current operations. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which ranges from seven to fifteen years. Amortization of leasehold improvements is computed based on the shorter of the terms of the lease agree-

NOTES TO
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

          ments or estimated useful lives. In addition, the Company's policy is to capitalize all costs incurred during the construction of a project and to begin depreciating the asset once the project is operational, over the estimated useful life.

          (e) PATENTS: Patents consist of costs incurred in connection with the filing of certain patent applications. Such costs are amortized on a straight-line basis over the shorter of the product's useful life or the life of the patent (not to exceed 20 years). Amortization begins at the time the patent is issued to the Company.

          (f) RESEARCH AND DEVELOPMENT COSTS: All research and development costs are reflected in the Company's statements of operations as incurred.

          (g) LOSS PER COMMON SHARE: Loss per common share is determined by dividing the net loss attributable to holders of the Company's common stock by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding after applying the treasury stock method and after giving effect to the reverse stock split effected in November 1995 and the conversion into common stock of all outstanding preferred stock in connection with the Company's initial public offering. For loss periods, common stock equivalents do not include the issuance of stock options and warrants because their effect would be anti-dilutive.

          (h) INCOME TAXES: The Company follows SFAS No. 109, "Accounting for Income Taxes". This statement requires, among other things, recognition of future tax benefits or obligations measured at enacted rates attributable to temporary differences between the financial statement and income tax basis of assets and liabilities and to net operating loss carryforwards to the extent that the realization of said benefits is "more likely than not". The Company has set up a 100% valuation allowance on net operating loss carryforwards given the Company's limited operating history.

          (i) USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (j) FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, marketable securities, receivables, other assets, patents, accounts payable, accrued expenses and debt are reflected in the financial statements at cost which approximates fair value.

          (k) STOCK-BASED COMPENSATION: Beginning in 1996, the Company implemented the provisions of SFAS 123 "Accounting for Stock-Based Compensation" in accounting for stock-based transactions with non-employees and accordingly records compensation expense in the statement of operations for such transactions. The Company continues to apply the provisions of APB 25 for transactions with employees, as permitted by SFAS 123.

3  DEFERRED REVENUE:

          In 1994, the Company entered into an agreement with a distribution company pursuant to which such distribution company agreed to pay certain product development fees in exchange for the right to distribute certain products in development by the Company. In 1994, fees under this agreement of $228,025, were classified as other income in the statement of operations. In May 1995, the agreement was modified whereby any monies received by the Company would be repaid out of future gross profits of certain products developed by the Company and distributed by the distribution company. Accordingly, the Company expensed as research and development expense, amounts previously received aggregating $228,025, and reported such amount and subsequent receipts as deferred revenue. At December 31, 1996, the distribution company is a holder of 347,221 shares of the Company's common stock, equivalent to an ownership's position in the Company of approximately 4%.

                                                               SANO CORPORATION
--------------------------------------------------------------------------------


4 PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

                                                          DECEMBER 31,
                                                     1996               1995
                                                ------------       ------------
Leasehold improvements ...................      $  3,304,937       $  3,207,241
Machinery and equipment ..................         3,840,611          1,212,920
Furniture and equipment ..................           671,953            406,484
Construction in progress .................         4,552,404          1,082,942
                                                ------------       ------------
                                                  12,369,905          5,909,587
Less - accumulated depreciation ..........          (722,559)          (605,420)
                                                ------------       ------------
                                                $ 11,647,346       $  5,304,167
                                                ============       ============

5  PATENTS:

Patents consists of the following:

                                                             DECEMBER 31,
                                                        1996             1995
                                                     ---------        ---------
Amortized currently ......................           $ 358,423        $ 162,961
Not amortized currently ..................               8,148           81,778
                                                     ---------        ---------
                                                       366,571          244,739
Less - accumulated amortization ..........             (53,329)          (7,924)
                                                     ---------        ---------
                                                     $ 313,242        $ 236,815
                                                     =========        =========

Amortization expense related to patents for the years ended December 31, 1996 and 1995 was $45,405 and $7,924, respectively.

6  INCOME TAXES:

          At December 31, 1996, the Company had tax net operating loss carryforwards and research and dev elopment ("R&D") credit carryforwards of approximately $13,587,000 and $998,000, respectively. These carryforwards expire at various dates through the year 2011. The following table is a summary of tax net operating loss carryforwards and R&D credit carryforwards and corresponding dates of expiration:

             NET OPERATING LOSSES             R&D CREDIT CARRYFORWARDS
         FISCAL YEAR-END     AMOUNT          FISCAL YEAR-END     AMOUNT
-------------------------------------------------------------------------------
               2006      $   165,000               2006         $  8,000
               2007          511,000               2007           30,000
               2008        1,183,000               2008           67,000
               2009        2,966,000               2009          163,000
               2010        8,750,000               2010          322,000
         Thereafter           12,000         Thereafter          408,000
-------------------------------------------------------------------------------
              Total      $13,587,000            Total           $998,000
===============================================================================

NOTES TO
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

At December 31, 1996 and 1995, deferred income taxes consisted of:

                                                     1996               1995
                                                 -----------        -----------
Net operating loss carryforwards .........       $ 5,113,000        $ 5,108,000
R & D credit carryforwards ...............           998,000            590,000
Accrued expenses .........................           495,000             91,000
Stock options ............................             9,000               --
                                                 -----------        -----------
  Deferred tax assets ....................         6,615,000          5,789,000
                                                 -----------        -----------
Prepaid expenses .........................           (13,000)           (13,000)
Depreciation .............................            (9,000)           (16,000)
  Deferred tax liabilities ...............           (22,000)           (29,000)
                                                 -----------        -----------
Valuation allowance ......................        (6,593,000)        (5,760,000)
                                                 -----------        -----------
Net deferred taxes .......................       $      --          $      --
                                                 ===========        ===========

          In addition to the above deferred tax assets, the Company has $111,000 in tax credits available, related to the exercise of employee stock options, to reduce future taxes payable, if any. The Company will record increases in additional paid-in-capital as such credits are utilized.


7  COMMITMENTS:

          (a) OPERATING LEASE COMMITMENTS: The Company operates in one building under two leases. The Company also leases an adjacent parcel for use as a parking lot. These obligations extend through 2006, with yearly increases of 3.5% to the base rent, each with four five-year renewal options. The Company has also entered into operating leases for office equipment.

          At December 31, 1996, the future minimum annual commitments under non-cancelable operating lease agreements are as follows:

YEAR                                                                    AMOUNT
----                                                                  ----------
1997 .............................................................    $  500,721
1998 .............................................................       512,887
1999 .............................................................       523,472
2000 .............................................................       536,504
2001 .............................................................       549,992
Thereafter .......................................................     2,602,924
                                                                      ----------
Total minimum rentals due ........................................     5,226,500
                                                                      ==========

          Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $439,000, $409,000 and $167,000 respectively.

          (b) Capital Leases: The future minimum payments under all capital lease agreements as of December 31, 1996 are as follows:

1997 ..........................................................       $  57,245
1998 ..........................................................          47,035
1999 ..........................................................          31,000
                                                                      ---------
Total minimum lease payments ..................................         135,280
Less--amount representing interest ............................         (22,658)
                                                                      ---------
Present value of minimum lease payments .......................         112,622
                                                                      ---------
Less--Current obligation under capitalized leases .............         (44,418)
                                                                      $  68,204
                                                                      =========

          The recorded costs of equipment under capital lease agreement is $112,622 with accumulated amortization of $6,057 as of December 31, 1996.

                                                               SANO CORPORATION
--------------------------------------------------------------------------------


          (c) EMPLOYMENT AGREEMENTS: The Company has entered into three year employment agreements with certain of its principal officers and key employees. In addition to minimum salary levels, the agreements for two key employees call for royalty payments of 0.5% to 1% of net sales over five years for certain products commencing with the first commercial sales for such products. Furthermore, the employment agreements for two of its principal officers contain death benefit provisions which expire in November 1998. Each of these provisions requires the Company to pay one year's base salary to the officer's family in the event of death. No accrual has been made in the financial statements for the death benefits as occurrence is not probable during the lives of the contracts. The minimum annual commitment for future salaries at December 31, 1996 is as follows:

YEAR                                                                     AMOUNT
----                                                                    --------
1997 .................................................................  $940,000
1998 .................................................................   893,750
1999 .................................................................   332,500

          (d) CONSULTING AGREEMENTS : The Company engages several consultants with expertise in clinical trials, medical research, pharmaceutical operations management, architecture and engineering.

          (e) RESEARCH AND DEVELOPMENT AGREEMENTS: The Company has entered into agreements with respect to clinical trials with unrelated entities. The Company is primarily responsible for funding the clinical trials, and such other entities are primarily responsible for providing personnel, equipment and facilities to conduct clinical research activities.

          (f) PURCHASE COMMITMENTS: The Company has outstanding purchase commitments for capital expenditures of approximately $2,071,000 as of December 31, 1996.


8  NOTES PAYABLE:

Notes payable consists of the following:                                 December 31,
                                                                        1996       1995
                                                                      --------   --------
Note payable in monthly installments through June 1997
   with interest at7.64% ..........................................   $117,105   $   --
Note payable in monthly installments through August 1997
   with interest at 8.45% .........................................     49,766       --
Note payable in monthly installments through June 1996
   with interest at 8.16% .........................................       --       56,261
                                                                      --------   --------
Note payable in monthly installments through August 1996
   with interest at 8.15% .........................................       --      130,218
Note payable in monthly installments through May 1996
   with interest at 17% ...........................................       --       27,337
Total short-term notes payable ....................................   $166,871   $213,816
                                                                      ========   ========

Long-term notes payable to stockholder under distribution agreement   $521,262   $473,024
                                                                      ========   ========


          During 1994, the Company entered into an exclusive distribution agreement (the "Distribution Agreement") for certain generic transdermal products under development and rights of first refusal for other generic products to be produced by the Company. Under the terms of the Distribution Agreement, the distributor advanced the Company $1.0 million. The advance is non-interest bearing and, accordingly, has been discounted at a rate of 9.75% to reflect it at its net present value. The difference between the proceeds from the note payable and the discounted value has been reflected as an addition to capital in the accompanying statement of stockholders' equity.

          In July 1995, the Company received two additional advances in the amounts of $418,666 and $578,010 (these amounts are reflected at a 9.75% discount). The difference between the proceeds from the two additional advances and the discounted value has been reflected as an addition to capital in the accompanying statement of stockholders' equity. The original $1.0 million promissory note was canceled and a new

NOTES TO
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

          promissory note in the amount of $1.5 million was issued. In November 1995, the Company repaid the $1.5 million from the proceeds of its initial public offering. The unamortized interest on the advances has been reflected on the statement of stockholders' equity as a reduction of capital. The Company must repay the $521,262 plus interest upon commercialization of a product or the third anniversary of the note, whichever should occur first.

9  REDEEMABLE PREFERRED STOCK:

          The Company's redeemable Series A, B, C, D and E Preferred Stock were unregistered and were subject to all laws pertaining to unregistered securities. Holders of Series A, B, C, D and E Preferred Stock were entitled to vote their preferred shares (adjusted for conversion values into equivalent common shares) on all corporate matters as if they held common stock. Dividends declared on common stock shares would have been payable to the holders of Series A, B, C, D and E Preferred Stock.

          In May 1995 the Company completed the private placement of 875,000 shares of Series E Preferred Stock at $6.00 per share, which raised approximately $5.1 million.

          Each share of Series A, B, C, D and E Preferred Stock was converted into one share of common stock (adjusted for dilution and the 5-for-6 reverse stock split) upon the completion of the Company's initial public stock offering in November 1995.

10  STOCKHOLDERS' EQUITY:

          On November 10, 1995, the Company completed an initial public offering of its common stock. Simultaneously with the completion of the offering, (i) all outstanding shares of redeemable preferred stock (consisting of 1,066,664 shares of Series A Preferred Stock, 984,884 shares of Series B Preferred Stock, 430,108 shares of Series C Preferred Stock, 1,200,000 shares of Series D Preferred Stock and 875,000 shares of Series E Preferred Stock) were automatically converted into an aggregate of 3,797,213 shares of common stock and
          (ii) the Company's articles of incorporation was amended and restated to provide that the authorized capital stock of the Company consists of 25,000,000 shares of common stock, $0.01 par value, and 5,000,000 shares of preferred stock, $0.01 par value.

          In connection with the initial public offering, the Board of Directors of the Company approved a 5-for-6 reverse stock split of its common stock effective coincident with the date of the initial public offering. Such split has been retroactively reflected in the accompanying financial statements.

11  STOCK OPTION PLANS

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

          Additionally, under the 1995 Plan, each non-employee director shall receive, on the date of his appointment as Director, an option to purchase 5,000 shares of common stock and each subsequent year an option to purchase 5,000 shares of common stock upon the release of the prior year earnings.

                                                               SANO CORPORATION
--------------------------------------------------------------------------------


               The 1995 Plan provides for immediate vesting of options in the event of certain changes in control of the Company.

               The following is a summary of stock option activity:

                                                          NUMBER OF      OPTION PRICE
                                                           SHARES          PER SHARE
                                                         -----------    --------------
Outstanding at December 31, 1993 ....................      630,334      $ 0.67
Granted .............................................      370,416        1.50 -  2.70
Exercised ...........................................         --                    --
Canceled ............................................         --                    --
                                                         ---------      ------   -----
Outstanding at December 31, 1994 ....................    1,000,750        0.67 -  2.70
Granted .............................................      275,083        3.60 - 11.50

Exercised ...........................................         --                    --
Canceled ............................................       (3,333)       1.50
                                                         ---------      ------   -----
Outstanding at December 31, 1995 ....................    1,272,500        0.67 - 11.50
Granted .............................................      338,750       11.88 - 19.25
Exercised ...........................................      (36,803)       0.67 -  3.60
Canceled ............................................     (123,640)       1.50 - 11.00
                                                        ----------      ------   -----
Outstanding at December 31, 1996 ....................    1,450,807        0.67 - 19.25
                                                        ----------      ------   ------
Options exercisable at December 31, 1996 ............      948,337      $ 0.67 - 14.38
                                                        ----------      ------   -----
Shares of common stock available for future grants at
  December 31, 1996 .................................      236,472
                                                        ==========

               The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                         NUMBER          REMAINING         WEIGHTED           NUMBER          WEIGHTED
   RANGE OF        OUTSTANDING AS OF    CONTRACTUAL        AVERAGE      EXERCISABLE AS OF     AVERAGE
EXERCISE PRICES        12/31/96            LIFE         EXERCISE PRICE     12/31/96        EXERCISE PRICE
----------------   -----------------    -----------     --------------  -----------------  --------------
  $ 0.67                613,670            1.38            $ 0.67           546,997           $ 0.67
    1.50 - 3.60         536,387            5.33              2.52           369,674             2.08
   11.00 - 16.75        288,250            5.13             13.53            31,666            12.86
   19.25                 12,500            4.81             19.25                 0                0
----------------   -----------------    ------------    --------------  -----------------  --------------
    0.67 - 19.25      1,450,807            3.62              4.07           948,337             1.63
                   =================                                    =================

          The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock been based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net loss and loss per share would have been reduced to the proforma amounts indicated below:

                                                   1996             1995
                                             --------------   --------------
Net Loss            As reported ............ $  (1,031,749)   $  (9,131,258)
                       Proforma ............ $  (2,060,000)   $  (9,322,460)

Loss Per Share      As reported ............ $       (0.11)   $       (1.43)
                       Proforma ............ $       (0.22)   $       (1.46)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 57.6%, risk-free interest rates ranging from 6.11% to 6.32%, expected dividends of $0 and expected lives of 5 years. In 1996, the Company recorded compensation expense of $23,936 related to 11,000 stock options granted on various dates throughout the year to non-employees of the Company.

NOTES TO
--------------------------------------------------------------------------------
FINANCIAL STATEMENTS (CONTINUED)

12  401(K) SAVINGS PLAN:

          During January 1996, the Company adopted a 401(K) Savings Plan which allows eligible employees to allocate up to 16% of their salary to such plan. The Company may make a discretionary match of up to 6% of such salary. As of December 31, 1996, the Company had elected to match up to 4% of such contributions made by employees with stock of the Company and accordingly recorded an expense of $66,143.

13  LITIGATION:

          On March 6, 1996, Key Pharmaceuticals, Inc. ("Key") filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, for which the Company had filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration, infringed certain patents owned by Key. The Company had previously obtained non-infringement opinions with regard to its product and believes that there is no merit to the allegations in the complaint. The Company has filed an answer and counterclaim to the complaint and intends to vigorously defend this lawsuit. However, patent litigation is extremely costly, protracted and burdensome, and there can be no assurance that the outcome of the lawsuit will be favorable to the Company. If the Company's product is found to be in violation of Key's patents, the Company may not be able to market its product on a commercially acceptable basis or at all.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference to the Company's definitive 1997 Proxy Statement for the Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's definitive 1997 Proxy Statement for the Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (1) See Item 8 above for a list of financial statements and financial statement schedules included as part of this Annual Report on Form 10-K.

    (2) The Company filed one report on Form 8-K, dated May 15, 1996, during the last quarter of fiscal 1996.

    (3)  Exhibits.

EXHIBIT
NUMBER             DESCRIPTION

3.1        Articles of Incorporation of the Registrant (1)
3.2        Bylaws of the Registrant (1)
10.1       1993 Non-Qualified Stock Option Plan of Registrant (1)
10.2       1995 Stock Option Plan of Registrant (1)
10.3       Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
10.4       Employment Agreement, dated as of September 20, 1995, between the
                Registrant and Marc M. Watson (2)
10.5       Employment Agreement, dated as of September 20, 1995, between the
                Registrant and Reginald L. Hardy (2)
10.6       Employment Agreement, dated as of May 31, 1993, between the
                Registrant and Charles Betlach (1)
10.7       Employment Agreement, dated as of September 30, 1993, between the
                Registrant and Cheryl Gentile, as amended (2)
10.8       Employment Agreement, dated as of May 28, 1993, between the
                Registrant and Jesus Miranda, as amended (2)
10.9       Employment Agreement, dated as of September 30,1993, between the
                Registrant and Joseph Gentile (1)
10.10      Distribution Agreement, dated February 24, 1994, between the
                Registrant and Pharmaceutical Resources, Inc. (1)(7)
10.11      Lease Agreement, dated May 6, 1994, between the Registrant and
                Sunbeam Properties, Inc.
                (3250 Commerce Parkway, Miramar, Florida property) (1)
10.12      Lease Agreement, dated June 10, 1994, between the Registrant and
                Sunbeam Properties, Inc.
                (3251 Corporate Way, Miramar, Florida property) (1)
10.13      Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
10.14      License Agreement dated October 28, 1994 by and between Dr. Jed E.
                Rose, Dr. Edward D.Levin and Robert J. Schaap and the
                Registrant (3)
10.15      Distribution and Supply Agreement for Transdermal Buspirone, dated
                August 28, 1996, between the Registrant and Bristol-Myers Squibb Company (4)(7)
10.16      Letter agreement, dated May 8, 1995, between the Registrant and
                Pharmaceutical Resources, Inc. and PAR Pharmaceutical, Inc., amending the PAR Agreement (5)(7)
10.17      Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Charles Betlach(6)
10.18      Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Cheryl Gentile(6)

10.19      Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Jesus Miranda(6)
10.20      Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Joseph Gentile(6)
10.21      Business Lease, dated September 11, 1996, between the Registrant and
                Sunbeam Properties, Inc.(6)
10.22      Lease Extension and Amendment, dated September 1,1996, between the
                Registrant and Sunbeam Properties, Inc.
                (3251 Corporate Way,Miramar, Florida property)(6)
10.23      Lease Extension and Amendment dated September 11,1996 between the
                Registrant and Sunbeam Properties, Inc.
                (3251 Corporate Way, Miramar, Florida property)(6)

11.1       Statement Regarding Computation of Per Share Earnings

23.1       Consent of Arthur Andersen LLP

27.1       Financial Data Schedule
--------------------

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

(4) Exhibit is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 15, 1996.

(5) Exhibit is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 15, 1996.

(6) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, file number 333-10506

(7) Certain marked portions of this Agreement have been redacted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SANO CORPORATION


                                             By: /s/ REGINALD L. HARDY
                                                -----------------------
                                                Reginald L. Hardy, President
Dated:   March 31, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           SIGNATURE                    TITLE                        DATE
           ---------                    -----                        ----


  /s/ REGINALD L. HARDY        President and Director            March 31, 1997
----------------------------   (principal executive officer)
Reginald L. Hardy


  /s/ MARC M. WATSON           Chairman of the Board             March 31, 1997
----------------------------
Marc M. Watson


  /s/ GERALD S. COOMBS         Chief Financial Officer           March 31, 1997
----------------------------   (principal financial officer and
Gerald S. Coombs                principal accounting officer)



  /s/ CHARLES J. BETLACH II    Director                          March 31, 1997
----------------------------
Charles J. Betlach II


  /s/ HUBERT E. HUCKEL, M.D.   Director                          March 31, 1997
----------------------------
Hubert E. Huckel, M.D.


  /s/ MARCO POSSATI            Director                          March 31, 1997
----------------------------
Marco Possati


  /s/ ROY S. WALZER            Director                          March 31, 1997
---------------------------
Roy S. Walzer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

11.1          Statements Regarding Computation of Per Share Earnings

23.1          Consent of Arthur Andersen LLP

27.1          Financial Data Schedule