Form 10-Q
period 1997-03-31
SANO CORP
filed 1997-05-14
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number:  0-27088
-------------------------------------------------------------------------------
                                SANO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    FLORIDA                            650263022
-----------------------------------        ------------------------------------
        (State of other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)
-------------------------------------------------------------------------------


             3250 COMMERCE PARKWAY
                MIRAMAR, FLORIDA                                 33025
-------------------------------------------------   ---------------------------
    (Address of principal executive offices)                   (Zip Code)

                                 (954) 430-3340
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 par value 9,248,488 shares as of May 9, 1997.

                                SANO CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets -- March 31, 1997 and December 31, 1996

        Statements of Operations -- Three months ended March 31, 1997 and 1996

        Statements of Cash Flows -- Three months ended March 31, 1997 and 1996

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES


FINANCIAL STATEMENTS
ITEM 1.

                                SANO CORPORATION
                                 BALANCE SHEETS

                                                                                            March 31             December 31,
                                                                                              1997                   1996
                                                                                              ----                   ----
                                        ASSETS                                             (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                                                             $    1,134,154        $    6,696,361
     Marketable securities                                                                     15,545,118            16,984,567
     Receivables                                                                                  368,169             2,066,196
     Prepaid chemical supplies                                                                  1,692,493             1,154,298
     Other current assets                                                                         266,388               302,578
                                                                                       ------------------     -----------------
           Total current assets                                                                19,006,322            27,204,000
                                                                                        ------------------    ------------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                             13,719,386            11,647,346
                                                                                        ------------------     -----------------

OTHER ASSETS
     Patents, net                                                                                 406,533               313,242
     Deposits and other                                                                           638,115               456,161
                                                                                        ------------------     -----------------
         Total other assets                                                                     1,044,648               769,403
                                                                                        ------------------     -----------------
TOTAL ASSETS
                                                                                            $  33,770,356         $  39,620,749
                                                                                        ==================     =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                           $      90,538         $     166,871
    Current obligation under capitalized leases                                                    46,081                44,418
    Accounts payable                                                                            1,314,796             1,732,146
    Accrued expenses                                                                            1,229,546             1,714,250
                                                                                        ------------------     -----------------
           Total current liabilities                                                            2,680,961             3,657,685
                                                                                        ------------------     -----------------

LONG TERM LIABILITIES
     Deferred revenue                                                                           5,275,073             5,275,073
     Capitalized lease obligations, net of current portion                                         54,321                68,204
     Notes payable                                                                                534,071               521,262
                                                                                        ------------------     -----------------
           Total long term liabilities                                                          5,863,465             5,864,539
                                                                                        ------------------     -----------------

STOCKHOLDERS' EQUITY

     Preferred stock, $0.01 par value, 5,000,000 authorized, none issued or outstanding                --                    --
     Common stock $0.01 par value, 25,000,000 shares authorized, 9,248,488 and
          9,243,735 issued and outstanding at March 31, 1997 and
          December 31, 1996 respectively                                                           92,485                92,437
     Additional paid-in-capital                                                                45,500,515            45,424,428
     Accumulated deficit                                                                      (20,367,070)          (15,418,340)
                                                                                        ------------------     -----------------
             Total stockholders' equity                                                        25,225,930            30,098,525
                                                                                        ------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $   33,770,356         $  39,620,749

                                                                                        ==================     =================

                             SEE ACCOMPANYING NOTES


                                SANO CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,

                                                                   1997               1996
                                                                   ----               ----

REVENUES                                                       $         --         $          --

OPERATING EXPENSES

   Research and development                                        4,502,552            2,758,378
   General and administrative                                        912,654              444,229
                                                           ------------------   ------------------
      Total operating expenses                                     5,415,206            3,202,607
                                                           ------------------   ------------------

OTHER INCOME (EXPENSE)

   Interest and other income                                         542,583              335,960
   Interest and other expense                                        (76,107)             (36,902)
                                                           ------------------   ------------------
      Total other income (expense)                                   466,476              299,058
                                                           ------------------   ------------------

NET LOSS                                                      $    4,948,730        $   2,903,549
                                                           ==================   ==================

NET LOSS PER COMMON SHARE (NOTE 3):                           $         0.54        $        0.32
                                                           ==================   ==================

WEIGHTED AVERAGE SHARES OUTSTANDING:                               9,245,000            9,207,000
                                                           ==================   ==================

                             SEE ACCOMPANYING NOTES



                                SANO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                       -------------------------------------------------

                                                                                 1997                     1996
                                                                                 ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                               $   (4,948,730)          $  (2,903,549)
         Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                              196,944                 148,261
             Expense from issuance of stock options to non-employees                      8,869                      --
             Loss on sale of equipment                                                       --                  16,640
             Accretion of discount on marketable securities                           (221,512)               (230,445)
             Interest accrued on notes payable                                           19,398                  18,916
             Changes in operating assets and liabilities:

                 Decrease in accounts receivable                                      1,698,027                      --
                 Increase in prepaid chemical supplies                                (538,195)                      --
                 Decrease in other current assets                                        36,190                  56,202
                 Increase in deposits and other                                       (181,954)               (398,212)
                 (Decrease) increase in accounts payable and accrued expenses         (835,911)                 124,736
                                                                               -----------------         ---------------
                       Net cash used in operating activities                        (4,766,874)             (3,167,451)
                                                                               -----------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Capital expenditures                                                       (2,267,375)             (1,001,922)
         Sale of equipment                                                                   --                   2,200
         Sale and maturities of marketable securities                                 6,688,000               3,827,858
         Purchase of marketable securities                                          (5,027,039)             (4,765,026)
         Expenditures for patents                                                      (94,900)                (42,337)
                                                                               -----------------         ---------------
                      Net cash used in investing activities                           (701,314)             (1,979,227)
                                                                               -----------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

            Repayment of notes payable and capital leases                              (95,142)               (104,555)
            Proceeds from exercise of stock options                                      1,123                      --
                                                                               -----------------         ---------------
                 Net cash used in financing activities                                 (94,019)               (104,555)
                                                                               -----------------         ---------------
         Net decrease in cash and cash equivalents                                  (5,562,207)             (5,251,233)
         Cash and cash equivalents at beginning of period                             6,696,361               5,517,061
                                                                               =================         ===============
         Cash and cash equivalents at end of period                             $     1,134,154          $      265,828
                                                                               =================         ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Deferred revenue                                                             $            --          $      616,567
                                                                               =================         ===============

In March 1997, the Company issued 4,337 shares of common stock to the Company's 401(k) plan.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

(1)  BASIS OF PRESENTATION:

The information at March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which in the opinion of management of Sano Corporation (the "Company") are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the three month period ended March 31, 1997 are not necessarily indicative of results of operations and cash flows to be expected for the entire year or any subsequent period. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

(2) PREPAID CHEMICAL SUPPLIES:

Effective fourth quarter 1996, the Company adopted a policy in which raw materials are classified as prepaid chemical supplies at the time of purchase. When the raw materials are used, they will be expensed as research and development costs or cost of sales as applicable.

(3) LOSS PER COMMON SHARE:

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earning Per Share" effective for fiscal years ending after December 15, 1997. SFAS No. 128 simplifies the calculation of earnings per share to measure the performance of an entity over a reporting period for both basic earnings per share and diluted earnings per share. SFAS No. 128 does not currently have an impact on the Company's earnings per share as the Company is incurring net losses.

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    CONTINUED

(4)  STOCK OPTION PLANS:

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

In September 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of stock options to employees, officers, directors and independent contractors for the purchase of up to 500,000 shares of the Company's common stock. Options granted under the Plan may be incentive stock options or nonqualified options. In May 1997, an additional 300,000 shares of common stock were approved by the stockholders to be reserved for issuance of stock options.

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

The following is a summary of stock option activity:

                                                                                Number of            Option Price
                                                                                 Shares                Per Share
                                                                            ------------------    ------------------
          Outstanding at December 31, 1996                                          1,450,807     $     .67 - 19.25
          Granted                                                                      57,000         11.13 - 13.38
          Exercised                                                                     (416)                  2.70
          Canceled                                                                    (1,000)          3.60 - 11.00
                                                                            ------------------    ------------------

          Outstanding at March 31, 1997                                             1,506,391          0.67 - 19.25
                                                                            ==================    ==================

          Options exercisable at March 31, 1997                                       968,976     $    0.67 - 14.38
                                                                            ==================    ==================

          Shares of common stock available for future grants
           at March 31, 1997                                                          180,472
                                                                            ==================

The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                             Options Outstanding                                          Options Exercisable
                                                                                      Number of        Weighted
    Range of        Number Outstanding       Remaining        Weighted Average    Exercisable as of     Average
 Exercise Prices   as of March 31, 1997   Contractual Life     Exercise Price       March 31, 1997   Exercise Price
----------------   --------------------   ----------------    ----------------    -----------------  --------------
$0.67                     613,670              1.14               $0.67            546,997              $0.67
1.50 - 3.60               535,971              5.08                2.52            369,951               2.08
11.00 - 16.75             344,250              4.88               13.41             52,166              12.26
19.25                      12,500              4.56               19.25                  0                  0
                           ------              ----               -----                  -                  -

$0.67 - 19.25           1,506,391              3.41                4.33            968,976              $1.84
                        =========              ====                ====            =======               ====

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    CONTINUED

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

                                                              1997

Net Loss                 As reported..................    $   4,948,730
                             Proforma.................    $   5,289,887

Loss Per Share           As reported..................    $        0.54
                             Proforma.................    $        0.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 57.6%, risk-free interest rates ranging from 6.11% to 6.32%, expected dividends of $0 and expected lives of 5 years. For the three months ended March 31, 1997, the Company recorded compensation expense of $8,869 related to stock options granted on various dates to non-employees of the Company.

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                    CONTINUED

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

(6) AGREEMENT WITH BRISTOL-MYERS SQUIBB:

         In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with Bristol-Myers Squibb Company ("BMS") and received a $15 million license payment. Because the $15 million license payment is non-refundable and the Company has no further obligations related to the license payment, such amount has been recognized as revenue. Any milestone payments Sano may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance of $6 million was received in April 1997 from BMS to fund the purchase of production equipment and will be reflected as deferred revenue and recognized as revenue as sales of the products are made and related royalties are earned.

         The Company was classified as a development stage company until the third quarter of 1996, during which it began to generate revenue through its receipt of the $15 million license payment under its agreement with BMS.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Since its commencement of operations in October 1992, the Company has devoted substantially all of its resources to drug delivery research and development programs and now has nine Proprietary Products and ten Generic Products in various stages of development. The Company was classified as a development stage company until the third quarter of 1996, when it began to generate revenue through its receipt of a $15.0 million non-refundable license payment under its agreement with BMS. At March 31, 1997, the Company had an accumulated deficit of $20.4 million, resulting from expenses incurred in research and development, clinical trials, facilities operations, the acquisition of supplies and, to a lesser extent, general and administrative operations. The Company expects to incur losses at least through 1997, which losses are likely to be substantial. The Company's sources of working capital have been an initial public offering, equity financings prior to the initial public offering, the license payment from BMS and, to a far lesser extent, interest earned on investment of cash. In the near term, revenues are expected to consist principally of revenues from license fees, milestone payments, research fees and payments from other entities under collaborative marketing and other agreements, which payments are likely to be irregular and unpredictable.

    Under its product development agreement with PAR, the Company receives fees from PAR with respect to the development of specified transdermal Generic Products to which PAR wishes to obtain distribution rights. The Company has agreed to repay the amounts paid by PAR from the gross profits derived from product sales. Amounts received from PAR have been classified as deferred revenue.

    Under its distribution and supply agreement with BMS, any milestone payments the Company may receive under the BMS agreement will be recorded as revenue upon the achievement of the related milestones. An advance received from BMS to fund the purchase of production equipment will be reflected as deferred revenue and recognized as revenue as sales of the products are made and related royalties are earned. The Company has agreed to repay the advance by BMS from revenue earned from product sales.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

    RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $1.7 million, or 63%, to $4.5 million for the three months ended March 31, 1997, from $2.8 million during the comparable period in 1996. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $456,000 increase in personnel and personnel related expenditures and a $1.2 million increase in the cost of clinical trial programs, primarily the initiation of the Phase III program for the Company's smoking cessation patch, as well as continued research to expand the Company's product pipeline. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive developments and strategic marketing decisions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 106%, to $913,000 for the three months ended March 31, 1997 from $444,000 in the comparable period of 1996. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally legal fees incurred in connection with patent litigation. See "Notes to Financial Statements-Legal Proceeding."

     OTHER INCOME (EXPENSE). Interest and other income increased by $207,000, or 61%, to $543,000 for the three months ended March 31, 1997 from $336,000 in the comparable period in 1996. Included in Interest and other income is $263,000 from BMS in connection with the Company supplying BMS with transdermal patches for its clinical studies as well as reimbursements for other costs incurred by the Company on behalf of BMS. Those costs are reimbursable to the Company pursuant to the BMS Agreement and have been classified as other income. Interest and other expense was $76,000 for the three months ended March 31, 1997 compared to $37,000 in the comparable period in 1996. Interest and other expense principally reflects the accretion of interest on a discounted note.

    NET LOSS. As a result of the foregoing, the Company reported net loss of $4.9 million for the three months ended March 31, 1997, compared to a net loss of $2.9 million in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $4.8 million for the three months ended March 31, 1997, compared to net cash used in operating activities of $3.2 million in the comparable period of 1996. This increase reflects the increased cash outlays for clinical trials, payroll and overhead.

    The Company had capital expenditures of $2.3 million for plant and equipment acquisitions and $95,000 in expenditures for patents during the three months ended March 31, 1997, compared to $1.0 million and $42,000, respectively, for the same period in 1996.

    Net cash used in financing activities totaled $94,000 for the three months ended March 31, 1997 compared to $105,000 for the same period in 1996.

    At March 31, 1997, the Company had working capital of $16.3 million compared to working capital of $23.5 million at December 31, 1996. Cash and cash equivalents and marketable securities were $16.7 million and $23.7 million at March 31, 1997 and December 31, 1996, respectively. Based on its current expectations of product development, the Company expects to continue to expend significant amounts on capital improvements, machinery, equipment and clinical trials. Assuming no material changes in clinical, research and development expenditures, the Company believes that it has enough working capital to fund its requirements through the first quarter of 1998. The Company may seek additional debt or equity financing, or other arrangements with strategic investors or partners. No assurance can be given that such arrangements are available or will be negotiated on terms favorable to the Company.

    On April 1, 1997, the Company received a $6 million payment from BMS under the terms of its distribution agreement with the Company for the development and commercialization of transdermal buspirone for the treatment of anxiety and attention deficit disorder. The payment will be used to purchase and upgrade equipment used in the manufacture of transdermal buspirone. The Company will record the $6 million payment as deferred revenue in its second quarter, ending June 30, 1997.

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

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Incorporated by reference to "Notes to Financial Statements - Legal Proceeding" in Part I of this Quarterly Report.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

EXHIBIT                                    DESCRIPTION
-------                                    -----------
   10.1    1993 Non-Qualified Stock Option Plan of Registrant (1)
   10.2    1995 Stock Option Plan of Registrant (1)
   10.3    Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
   10.4    Employment Agreement, dated as of September 20, 1995, between the Registrant and Marc M.
                  Watson (2)
   10.5    Employment Agreement, dated as of September 20, 1995, between the Registrant and Reginald L.
               Hardy (2)
   10.6    Employment Agreement, dated as of May 31, 1993, between the Registrant and Charles Betlach
                  (1)
   10.7    Employment Agreement, dated as of September 30, 1993, between the Registrant and  Cheryl
               Gentile, as amended (2)
   10.8    Employment Agreement, dated as of May 28, 1993, between the Registrant and Jesus Miranda, as amended (2)
   10.9    Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph
               Gentile (1)
  10.10    Distribution Agreement, dated February 24, 1994, between the Registrant and Pharmaceutical
               Resources, Inc. (1)
  10.11    Lease Agreement, dated May 6, 1994, between the Registrant and Sunbeam Properties, Inc. (3250
               Commerce Parkway, Miramar, Florida property) (1)
  10.12    Lease Agreement, dated September10, 1994, between the Registrant and Sunbeam Properties, Inc.
               (3251 Corporate Way, Miramar, Florida property) (1)
  10.13    Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
  10.14(a) License Agreement dated October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D.
               Levin and Robert J. Schaap and the Registrant (3)
  10.14(b) Amendment No. 1 dated May 15, 1996 to License Agreement dated October 28, 1994 by and between
               Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (5)
  10.15    Distribution and Supply Agreement for Transdermal Buspirone, dated August 28, 1996, between the
               Registrant and Bristol-Myers Squibb Company (5)
  10.16    Letter agreement, dated May 8, 1995, between the Registrant and Pharmaceutical Resources, Inc. and PAR
               Pharmaceutical, Inc. amending the PAR Agreement (5)
  10.17    Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Charles Betlach (4)
  10.18    Extension of Employment Agreement,
               dated October 24, 1996, between the Registrant and Cheryl Gentile (4)
  10.19    Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Jesus Miranda (4)
  10.20    Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Joseph Gentile (4)
  10.21    Business Lease, dated September 11, 1996, between the Registrant and Sunbeam Properties, Inc. (4)
  10.22    Lease Extension and Amendment, dated September 11, 1996, between the Registrant and Sunbeam
               Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
  10.23    Lease Extension and Amendment dated September 11, 1996, between the Registrant and Sunbeam
               Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
  27       Financial Data Schedule

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

(4) Exhibit is incorporated by reference to an identically numbered exhibit to the Company's Registration Statement on Form S-1, filed October 25, 1996.

(5) Exhibit is incorporated by reference to the Company's Current Report Form 8-K dated May 15, 1996.


(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the first quarter of 1997.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                By:  /s/ Reginald L. Hardy

                                     -----------------------------------------
Dated:  May 12, 1997                 Reginald L. Hardy
                                     PRESIDENT
                                     (PRINCIPAL EXECUTIVE OFFICER)

                                By:  /s/ Gerald S. Coombs

                                     -----------------------------------------
Dated:  May 12, 1997                 Gerald S. Coombs
                                     CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL AND ACCOUNTING
                                     OFFICER)

                                 EXHIBIT INDEX

EXHIBIT
-------
27                  Financial Data Schedule