Form 10-Q
period 1997-06-30
SANO CORP
filed 1997-08-13
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________
    TO _____________


Commission File Number:  0-27088


                                SANO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           FLORIDA                                650263022
-------------------------------      -----------------------------------
(State of other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)


             3250 COMMERCE PARKWAY
                MIRAMAR, FLORIDA                          33025
-------------------------------------------------   ----------------
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

Common Stock, $.01 par value 10,499,907 shares as of August 8, 1997.

                                SANO CORPORATION
                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets -- June 30, 1997 and December 31, 1996

        Statements of Operations -- Three and six months ended June 30, 1997 and 1996

        Statements of Cash Flows -- Six months ended June 30, 1997 and 1996

        Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENTS
ITEM 1.

                                SANO CORPORATION
                                 BALANCE SHEETS
                                                                                            JUNE 30,             DECEMBER 31,
                                                                                              1997                   1996
                                                                                              ----                   ----
                                        ASSETS                                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                          $       3,442,979      $      6,696,361
     Marketable securities                                                                     13,243,326            16,984,567
     Receivables                                                                                1,055,419             2,066,196
     Prepaid chemical supplies                                                                  1,668,295             1,154,298
     Other current assets                                                                         160,397               302,578
                                                                                        ------------------     -----------------
           Total current assets                                                                19,570,416            27,204,000
                                                                                        ------------------     -----------------

PROPERTY, PLANT AND EQUIPMENT, NET                                                             14,981,540            11,647,346
                                                                                        ------------------     -----------------

OTHER ASSETS
     Patents, net                                                                                 395,200               313,242
     Deposits and other                                                                           575,557               456,161
                                                                                        ------------------     -----------------
         Total other assets                                                                       970,757               769,403
                                                                                        ------------------     -----------------

TOTAL ASSETS                                                                            $      35,522,713      $     39,620,749
                                                                                        ==================     =================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                                       $          32,532      $        166,871
    Current obligation under capitalized leases                                                    38,975                44,418
    Accounts payable                                                                              779,590             1,732,146
    Accrued expenses                                                                            1,192,626             1,714,250
                                                                                        ------------------     -----------------
           Total current liabilities                                                            2,043,723             3,657,685
                                                                                        ------------------     -----------------

LONG TERM LIABILITIES
     Deferred revenue                                                                          11,576,233             5,275,073
     Capitalized lease obligations, net of current portion                                         48,234                68,204
     Notes payable                                                                                547,195               521,262
                                                                                        ------------------     -----------------
           Total long term liabilities                                                         12,171,662             5,864,539
                                                                                        ------------------     -----------------

STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 authorized,
       none issued or outstanding                                                                      --                    --
     Common stock $0.01 par value, 25,000,000 shares authorized,
       9,249,460 and 9,243,735 issued and outstanding at
       June 30, 1997 and December 31, 1996, respectively                                           92,495                92,437
     Additional paid-in-capital                                                                45,633,973            45,424,428
     Accumulated deficit                                                                      (24,419,140)          (15,418,340)
                                                                                        ------------------     -----------------
             Total stockholders' equity                                                        21,307,328            30,098,525
                                                                                        ------------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $      35,522,713      $     39,620,749
                                                                                        ==================     =================

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30,                                JUNE 30,

                                               1997                 1996                1997              1996
                                               ----                 ----                ----              ----

REVENUES                               $               --    $               --    $           --     $             --

OPERATING EXPENSES
   Research and development                     4,003,013             3,077,056         8,505,565            5,835,434
   General and administrative                     750,874               646,637         1,663,528            1,090,866
                                       -------------------   -------------------   ---------------    -----------------
      Total operating expenses                  4,753,887             3,723,693        10,169,093            6,926,300
                                       -------------------   -------------------   ---------------    -----------------

OTHER INCOME (EXPENSE)
   Interest and other income                      719,541               302,360         1,262,124              638,320
   Interest and other expense                     (17,724)              (17,484)          (93,831)             (54,386)
                                       -------------------   -------------------   ---------------    -----------------
      Total other income (expense)                701,817               284,876         1,168,293              583,934
                                       -------------------   -------------------   ---------------    -----------------

NET LOSS                               $        4,052,070    $        3,438,817    $    9,000,800     $      6,342,366
                                       ===================   ===================   ===============    =================

NET LOSS PER COMMON SHARE (NOTE 3)     $             0.44    $             0.37    $         0.97     $           0.69
                                       ===================   ===================   ===============    =================

WEIGHTED AVERAGE SHARES OUTSTANDING             9,249,000             9,214,000         9,247,000            9,210,000
                                       ===================   ===================   ===============    =================

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------

                                                                                     1997                1996
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(9,000,800)       $(6,342,366)
     Adjustments to reconcile net loss to net cash used in
           operating activities:
           Depreciation and amortization                                              418,783            312,500
           Expense from issuance of stock options to non-employees                    138,837               --
           Loss on sale of equipment                                                     --               16,640
           Accretion of discount on marketable securities                            (449,668)           (79,338)
           Interest accrued on notes payable                                           37,122             36,402
           Changes in operating assets and liabilities:
               Decrease in accounts receivable                                      1,311,937               --
               Increase in prepaid chemical supplies                                 (513,997)              --
               Decrease in other current assets                                       142,181            151,204
               Increase in deposits and other                                        (119,396)          (712,097)
               (Decrease) increase in accounts payable and accrued expenses        (1,408,036)           643,441
                                                                                  -----------        -----------
                       Net cash used in operating activities                       (9,443,037)        (5,973,614)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                      (3,740,035)        (2,721,012)
         Sale of equipment                                                               --                2,200
         Sale and maturities of marketable securities                              10,688,000         17,629,278
         Purchase of marketable securities                                         (6,497,091)        (9,651,881)
         Expenditures for patents                                                     (94,900)          (118,383)
                                                                                  -----------        -----------
                      Net cash provided by investing activities                       355,974          5,140,202
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of notes payable and capital leases                                   (170,942)          (209,113)
     Advances from distributors                                                     6,000,000          1,866,854
     Proceeds from exercise of stock options                                            4,623             15,387
                                                                                  -----------        -----------
                 Net cash provided by financing activities                          5,833,681          1,673,128
                                                                                  -----------        -----------

     Net increase (decrease) in cash and cash equivalents                          (3,253,382)           839,716
     Cash and cash equivalents at beginning of period                               6,696,361          5,517,061
                                                                                  -----------        -----------
     Cash and cash equivalents at end of period                                   $ 3,442,979        $ 6,356,777
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Deferred revenue                                                               $   301,160        $      --
                                                                                  ===========        ===========

In March 1997, the Company issued 4,337 shares of common stock to the Company's 401(k) plan.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997



(1)  BASIS OF PRESENTATION:

The information at June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which in the opinion of management of Sano Corporation (the "Company") are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the three and six month periods ended June 30, 1997 are not necessarily indicative of results of operations and cash flows to be expected for the entire year or any subsequent period. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

 (2)      PREPAID CHEMICAL SUPPLIES:

Effective fourth quarter 1996, the Company adopted a policy in which raw materials are classified as prepaid chemical supplies at the time of purchase. When the raw materials are used, they are expensed as research and development costs or cost of sales, as applicable.

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

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                    CONTINUED


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

In September 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which provides for the granting of stock options to employees, officers, directors and independent contractors for the purchase of up to 500,000 shares of the Company's common stock. Options granted under the Plan may be incentive stock options or nonqualified options. In May 1997, an additional 300,000 shares of common stock were approved by the stockholders to be reserved for issuance pursuant to the exercise of stock options.

Additionally, under the 1995 Plan, each non-employee director shall receive, on the date of his appointment as Director, an option to purchase 5,000 shares of common stock and each subsequent year in which such director serves on the Board an option to purchase 5,000 shares of common stock upon the release of the prior year earnings.

The 1995 Plan provides for immediate vesting of options in the event of certain changes in control of the Company.

The following is a summary of stock option activity:

                                                                    NUMBER OF             OPTION PRICE
                                                                     SHARES                 PER SHARE
                                                                 ------------------    ------------------
          Outstanding at December 31, 1996                               1,450,807     $    0.67 - 19.25
          Granted                                                          294,500          9.75 - 13.38
          Exercised                                                         (1,388)          2.70 - 3.60
          Canceled                                                          (7,416)         2.70 - 11.00
                                                                 ------------------    ------------------

          Outstanding at June 30, 1997                                   1,736,503     $    0.67 - 19.25
                                                                 ==================    ==================

          Options exercisable at June 30, 1997                             984,599     $    0.67 - 16.75
                                                                 ==================    ==================

          Shares of common stock available for future grants
           at June 30, 1997                                                249,388
                                                                 ==================

The following table summarizes information about fixed stock options outstanding at June 30, 1997:

                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                                                                                      NUMBER OF
    RANGE OF        NUMBER OUTSTANDING       REMAINING        WEIGHTED AVERAGE     EXERCISABLE AS    WEIGHTED AVERAGE
 EXERCISE PRICES   AS OF JUNE 30, 1997    CONTRACTUAL LIFE     EXERCISE PRICE     OF JUNE 30, 1997    EXERCISE PRICE
 ---------------   -------------------    ----------------    ----------------    ----------------   ----------------
$0.67                     613,669              0.89                 .67            546,997                .67
1.50 - 3.60               533,334              4.83                2.52            374,536               2.10
9.75 - 13.38              453,000              4.96               10.74             37,166              11.41
14.38 - 19.25             136,500              3.87               16.72             25,900              15.38
                          -------              ----               -----             ------              -----

$0.67 - 19.25           1,736,503              3.40               $5.13            984,599              $2.01
                        =========              ====               =====            =======              =====

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                    CONTINUED



(4)  STOCK OPTION PLANS (CONTINUED):

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

                                                              1997
                                                              ----
Net Loss                 As reported..................    $ 9,000,800
                             Proforma.................    $ 9,611,700

Loss Per Share           As reported..................    $      0.97
                             Proforma.................    $      1.04

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 57.6%, risk-free interest rates ranging from 6.11% to 6.32%, expected dividends of $0 and expected lives of 5 years. For the six months ended June 30, 1997, the Company recorded compensation expense of $138,837 related to stock options granted on various dates to non-employees of the Company.

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

(6) DISTRIBUTION AGREEMENTS:

In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with Bristol-Myers Squibb Company ("BMS") and received a $15 million license payment. Because the $15 million license payment is non-refundable and the Company has no further obligations related to the license payment, such amount has been recognized as revenue. Any milestone payments Sano may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance of $6 million was received in April 1997 from BMS to fund the purchase of production equipment and is recorded as deferred revenue and will be recognized as revenue as sales of the products are made and related royalties are earned.

The Company was classified as a development stage company until the third quarter of 1996, during which it began to generate revenue through its receipt of the $15 million license payment under its agreement with BMS.

In May 1997, the Company entered into an exclusive distribution agreement with a third party to distribute a generic transdermal product in Italy, Vatican City and the Republic of San Marino. There is an upfront nonrefundable license payment that will be payable to the Company of $100,000 upon the Company meeting certain regulatory filing requirements expected to be completed in 1998.

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                    CONTINUED


(7)  SUBSEQUENT EVENTS

In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15 million, net of expenses associated with the offering.

In July 1997, the Company entered into an exclusive license agreement for the North American rights to use Nestorone(R), a novel progestin, in transdermal patches for female hormone replacement therapy and contraception. Sano paid an upfront license fee which is recorded as an asset and is obligated to pay future royalties upon marketing of this product. The Company also secured an option to acquire exclusive worldwide rights for the transdermal use of a patented, synthetic androgen, MENT, for the treatment of testosterone deficiency, male contraception and muscle wasting in males. The Company paid an option fee which is recorded as an asset.

In July 1997, the Company amended its distribution agreement with Pharmaceutical Resources, Inc. ("PAR") with respect to generic transdermal products under development. The amendment confirms the Company's worldwide distribution rights to all of its generic transdermal products with the exception of U.S. rights and right of first refusal in Israel for one Nicotine and two Nitroglycerin products (the "PAR Products").

In exchange for the retention of these rights, the Company has agreed to return prior advances made by the distribution company for all products other than the Par Products totaling $3,906,786. Of this amount, $1,953,393 was repaid upon the execution of the amendment and $1,953,393 will be repaid in the form of a promissory note due September 1998 accruing interest at 8.5%.

The amendment provides for the Company to repay $1,500,000 of the prior advances made by Par for the Par Products out of future gross profits. The balance of such related deferred revenue was $1,915,000 at June 30, 1997, therefore accordingly, the Company recognized other income of $415,000 in July 1997.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company develops novel controlled release drug delivery systems for drug therapies licensed from others and for off-patent drugs ("Proprietary Products"). The Company also develops generic versions of branded controlled release products, generally where the advanced nature of the necessary technologies may limit competition from other manufacturers ("Generic Products"). The Company's strategy is to develop a comprehensive line of both Proprietary Products and Generic Products utilizing controlled release technologies. The Company now has nine Proprietary Products and ten Generic Products in various stages of development. The Company was classified as a development stage company until the third quarter of 1996, when it began to generate revenue through its receipt of a $15.0 million non-refundable license payment under its agreement with BMS. At June 30, 1997, the Company had an accumulated deficit of $24.4 million, resulting from expenses incurred in research and development, clinical trials, facilities operations, the acquisition of supplies and, to a lesser extent, general and administrative operations. The Company expects to incur losses at least through 1997, which losses are likely to be substantial. The Company's sources of working capital have been an initial public offering, equity financings prior to the initial public offering, the license payment from BMS and, to a far lesser extent, interest earned on investment of cash. In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15 million, net of expenses associated with the offering. In the near term, revenues are expected to consist principally of revenues from license fees, milestone payments, research fees and payments from other entities under collaborative marketing and other agreements, which payments are likely to be irregular and unpredictable.

     In July 1997, the Company amended its distribution agreement with PAR for generic transdermal products under development. The amendment confirms the Company's worldwide distribution rights to all of its generic transdermal products with the exception of U.S. rights and right of first refusal in Israel for the Par Products.

     In exchange for these rights, the Company has agreed to return prior advances made by the distribution company for all products other than the Par Products, totaling $3,906,786. Of this amount, $1,953,393 was repaid upon the execution of the amendment and $1,953,393 will be repaid in the form of a promissory note due September 1998 accruing interest at 8.5%.

    The amendment provides for the Company to repay $1,500,000 of the prior advances made by Par for Par Products out of future gross profits. The balance of such related deferred revenue was $1,915,000 at June 30, 1997, therefore accordingly, the Company recognized other income of $415,000 in July 1997.

    Under its distribution and supply agreement with BMS, any milestone payments the Company may receive under the BMS agreement will be recorded as revenue upon the achievement of the related milestones. An advance received from BMS to fund the purchase of production equipment is recorded as deferred revenue and will be recognized as revenue as sales of the products are made and related royalties are earned. The Company has agreed to repay the advance by BMS from revenue earned from product sales.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $900,000, or 30%, to $4.0 million for the three months ended June 30, 1997, from $3.1 million during the comparable period in 1996. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $382,000 increase in personnel and personnel related expenditures and a $496,000 increase in the cost of clinical trial programs, primarily the initiation of the Phase III program for the Company's smoking cessation patch, as well as continued research to expand the Company's product pipeline. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive developments and strategic marketing decisions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 16%, to $751,000 for the three months ended June 30, 1997 from $647,000 in the comparable period of 1996. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally legal fees incurred in connection with patent litigation. See "Notes to Financial Statements-Legal Proceeding."

     OTHER INCOME (EXPENSE). Interest and other income increased by $418,000 or 138% to $720,000 for the three months ended June 30, 1997 from $302,000 in the comparable period in 1996. Included in interest and other income is $457,000 from BMS in connection with the Company supplying BMS with transdermal patches for its clinical studies as well as reimbursements for other costs incurred by the Company on behalf of BMS. Those costs are reimbursable to the Company pursuant to the BMS Agreement and have been classified as other income. Interest and other expense was $18,000 for the three months ended June 30, 1997 compared to $17,000 in the comparable period in 1996. Interest and other expense principally reflects the accretion of interest on a discounted note.

    NET LOSS. As a result of the foregoing, the Company reported net loss of $4.1 million for the three months ended June 30, 1997, compared to a net loss of $3.4 million in the comparable period in 1996.

COMPARISON OF SIX  MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

    RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $2.7 million, or 46%, to $8.5 million for the six months ended June 30, 1997, from $5.8 million during the comparable period in 1996. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $838,000 increase in personnel and personnel related expenditures and a $1.7 million increase in the cost of clinical trial programs, primarily the initiation of the Phase III program for the Company's smoking cessation patch, as well as continued research to expand the Company's product pipeline. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive developments and strategic marketing decisions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 52%, to $1.7 million for the six months ended June 30, 1997 from $1.1 million in the comparable period of 1996. This increase was attributable to increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally legal fees incurred in connection with patent litigation. See "Notes to Financial Statements-Legal Proceeding."

     OTHER INCOME (EXPENSE). Interest and other income increased by $624,000, or 98% to $1.3 million for the six months ended June 30, 1997 from $638,000 in the comparable period in 1996. Included in Interest and other income is $720,000 from BMS in connection with the Company supplying BMS with transdermal patches for its clinical studies as well as reimbursements for other costs incurred by the Company on behalf of BMS. Those costs are reimbursable to the Company pursuant to the BMS Agreement and have been classified as other income. Interest income decreased by $64,000 due to lower cash and short term investments on hand. Interest and other expense was $94,000 for the six months ended June 30, 1997 compared to $54,000 in the comparable period in 1996. Interest and other expense principally reflects the accretion of interest on a discounted note.

    NET LOSS. As a result of the foregoing, the Company reported net loss of $9.0 million for the six months ended June 30, 1997, compared to a net loss of $6.3 million in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $9.4 million for the six months ended June 30, 1997, compared to net cash used in operating activities of $6.0 million in the comparable period of 1996. This increase reflects the increased cash outlays for clinical trials, payroll and overhead.

    The Company had capital expenditures of $3.7 million for plant and equipment acquisitions and $95,000 in expenditures for patents during the six months ended June 30, 1997, compared to $2.7 million and $118,000 respectively, for the same period in 1996.

    Net cash provided by financing activities totaled $5.8 million for the six months ended June 30, 1997 compared to $1.7 million for the same period in 1996.

    On April 1, 1997, the Company received a $6 million payment from BMS under the terms of its distribution agreement with the Company for the development and commercialization of transdermal buspirone for the treatment of anxiety and attention deficit disorder. The payment was used to purchase and upgrade equipment used in the manufacture of transdermal buspirone.
The Company recorded the $6 million payment as deferred revenue.

    At June 30, 1997, the Company had working capital of $17.5 million compared to working capital of $23.5 million at December 31, 1996. Cash and cash equivalents and marketable securities were $16.7 million and $23.7 million at June 30, 1997 and December 31, 1996, respectively.

    In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15 million, net of expenses associated with the offering. As of August 8, 1997, Cash and Cash equivalents and marketable securities were $26.2 million.

    Based on its current expectations of product development, the Company expects to continue to expend significant amounts on capital improvements, machinery, equipment and clinical trials. Assuming no material changes in clinical, research and development expenditures or product sales, the Company believes that it has sufficient working capital to fund its requirements through the fourth quarter 1998. The Company may seek additional debt or equity financing, or other arrangements with strategic investors or partners. No assurance can be given that such arrangements are available or can be negotiated on terms favorable to the Company.

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 which represent the Company's intentions, expectations or beliefs concerning future events, including, but not limited to, statements regarding management's expectations with respect to FDA approval, the commencement of sales and the sufficiency of the Company's cash flow for the Company's future liquidity and capital resource needs. These forward looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the Company's ability to continue to complete development and clinical trials of its products and ultimately to obtain approval for the sale of such products from the FDA, neither of which is assured. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Incorporated by reference to "Notes to Financial Statements - Legal Proceeding" in Part I of this Quarterly Report.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

EXHIBIT                                                             DESCRIPTION
-------                                                             -----------
 10.1      1993 Non-Qualified Stock Option Plan of Registrant (1)
 10.2      1995 Stock Option Plan of Registrant (1)
 10.3      Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (1)
 10.4      Employment Agreement, dated as of September 20, 1995, between the Registrant and Marc M.
                Watson (2)
 10.5      Employment Agreement, dated as of September 20, 1995, between the Registrant and Reginald L.
             Hardy (2)
 10.6      Employment Agreement, dated as of May 31, 1993, between the Registrant and Charles Betlach
                (1)
 10.7      Employment Agreement, dated as of September 30, 1993, between the Registrant and  Cheryl
             Gentile, as amended (2)
 10.8      Employment Agreement, dated as of May 28, 1993, between the Registrant and Jesus Miranda, as amended (2)
 10.9      Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph
             Gentile (1)
 10.10     Distribution Agreement, dated February 24, 1994, between the Registrant and Pharmaceutical
               Resources, Inc. (1)
 10.11     Lease Agreement, dated May 6, 1994, between the Registrant and Sunbeam Properties, Inc. (3250
               Commerce Parkway, Miramar, Florida property) (1)
 10.12     Lease Agreement, dated September10, 1994, between the Registrant and Sunbeam Properties, Inc.
               (3251 Corporate Way, Miramar, Florida property) (1)
 10.13     Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
 10.14 (a) License Agreement dated October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D.
               Levin and Robert J. Schaap and the Registrant (3)
 10.14 (b) Amendment No. 1 dated May 15, 1996 to License Agreement dated October 28, 1994 by and between
               Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (5)
 10.15     Distribution and Supply Agreement for Transdermal Buspirone, dated August 28, 1996, between the
               Registrant and Bristol-Myers Squibb Company (5)
 10.16     Letter agreement, dated May 8, 1995, between the Registrant and Pharmaceutical Resources, Inc. and PAR
               Pharmaceutical, Inc. amending the PAR Agreement (5)
 10.17     Extension of Employment Agreement, dated October 24, 1996, between the
               Registrant and Charles Betlach (4)
 10.18     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Cheryl Gentile (4)
 10.19     Extension of Employment Agreement, dated October 24, 1996, between the
               Registrant and Jesus Miranda (4)
 10.20     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Joseph Gentile (4)
 10.21     Business Lease, dated September 11, 1996, between the Registrant and Sunbeam Properties, Inc. (4)
 10.22     Lease Extension and Amendment, dated September 11, 1996, between the Registrant and Sunbeam
               Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
 10.23     Lease Extension and Amendment dated September 11, 1996, between the Registrant and Sunbeam
               Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
 27.       Financial Data Schedule

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

(5) Exhibit is incorporated by reference to the Company's Current Report Form 8-K dated May 15, 1996.


(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the second quarter of 1997.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                   By:  /s/ Reginald L. Hardy
                                        --------------------------------------
Dated:  August 13, 1997                 Reginald L. Hardy
                                        PRESIDENT
                                        (PRINCIPAL EXECUTIVE OFFICER)





                                   By:  /s/ Gerald S. Coombs
                                        --------------------------------------
Dated:  August 13, 1997                 Gerald S. Coombs
                                        CHIEF FINANCIAL OFFICER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER)

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27.       Financial Data Schedule