Form 10-Q
period 1997-09-30
SANO CORP
filed 1997-11-13
CIK 1001259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________

                                TO _____________

                         Commission File Number: 0-27088

                                SANO CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    FLORIDA                          650263022
--------------------------------------------------------------------------------
        (State of other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

             3250 COMMERCE PARKWAY
                MIRAMAR, FLORIDA                       33025
--------------------------------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)

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

                                 Yes __X__ No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.01 par value 10,511,781 shares as of November 7, 1997.

                                SANO CORPORATION
                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets -- September 30, 1997 and December 31, 1996

        Statements of Operations -- Three and nine months ended
                                    September 30, 1997 and 1996

        Statements of Cash Flows -- Nine months ended September 30, 1997 and 1996

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENT
ITEM 1.

                                SANO CORPORATION
                                 BALANCE SHEETS

                                                                                        September 30,       December 31,
                                                                                            1997                1996
                                                                                            ----                ----
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                            $  1,338,215    $  6,696,361
     Marketable securities                                                                  23,457,501      16,984,567
     Receivables                                                                             1,285,380       2,066,196
     Prepaid chemical supplies                                                               1,782,220       1,154,298
     Other current assets                                                                      168,974         302,578
                                                                                          ------------    ------------
           Total current assets                                                             28,032,290      27,204,000
                                                                                          ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET                                                          15,946,026      11,647,346
                                                                                          ------------    ------------

OTHER ASSETS
     Patents, net                                                                              638,729         313,242
     Deposits and other                                                                        829,884         456,161
                                                                                          ------------    ------------
         Total other assets                                                                  1,468,613         769,403
                                                                                          ------------    ------------
TOTAL ASSETS                                                                              $ 45,446,929    $ 39,620,749
                                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable                                                                         $  2,049,645    $    166,871
    Current obligation under capitalized leases                                                 40,459          44,418
    Accounts payable                                                                         1,088,121       1,732,146
    Accrued expenses                                                                         1,506,786       1,714,250
                                                                                          ------------    ------------
           Total current liabilities                                                         4,685,011       3,657,685
                                                                                          ------------    ------------

LONG TERM LIABILITIES
     Deferred revenue                                                                        7,913,160       5,275,073
     Capitalized lease obligations, net of current portion                                      37,425          68,204
     Notes payable                                                                                --           521,262
                                                                                          ------------    ------------
           Total long term liabilities                                                       7,950,585       5,864,539
                                                                                          ------------    ------------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 authorized, none issued or outstanding           --              --
     Common stock $0.01 par value, 25,000,000 shares authorized, 10,505,115 and 9,243,735
       issued and outstanding at September 30, 1997 and December 31, 1996, respectively        105,052          92,437
     Additional paid-in-capital                                                             60,844,037      45,424,428
     Accumulated deficit                                                                   (28,137,756)    (15,418,340)
                                                                                          ------------    ------------
             Total stockholders' equity                                                     32,811,333      30,098,525
                                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 45,446,929    $ 39,620,749
                                                                                          ============    ============

                             SEE ACCOMPANYING NOTES

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                             1997                 1996                1997             1996
                                                             ----                 ----                ----             ----
REVENUES                                               $        944,800     $      15,000,000    $      944,800    $     15,000,000
                                                     -------------------   -------------------   ---------------   -----------------
OPERATING EXPENSES
   Research and development                                   4,477,385             4,326,524        12,982,950          10,161,958
   General and administrative                                 1,139,961             1,603,053         2,803,489           2,693,919
                                                     -------------------   -------------------   ---------------   -----------------
      Total operating expenses                                5,617,346             5,929,577        15,786,439          12,855,877
                                                     -------------------   -------------------   ---------------   -----------------

OTHER INCOME (EXPENSE)
   Interest and other income                                    992,466               336,967         2,254,590             975,287
   Interest and other expense                                  (38,536)              (14,082)         (132,367)            (68,468)
                                                     -------------------   -------------------   ---------------   -----------------
      Total other income (expense)                              953,930               322,885         2,122,223             906,819
                                                     -------------------   -------------------   ---------------   -----------------

NET INCOME (LOSS)                                    $      (3,718,616)    $        9,393,308     $(12,719,416)    $      3,050,942
                                                     ===================   ===================   ===============   =================

NET INCOME (LOSS) PER COMMON SHARE (NOTE 3):
      Primary                                           $        (0.36)     $            0.91       $    (1.33)    $           0.30
                                                                 ======                  ====            ======                ====
      Fully diluted                                     $        (0.36)     $            0.90       $    (1.33)    $           0.29
                                                                 ======                  ====            ======                ====
WEIGHTED AVERAGE SHARES OUTSTANDING:
      Primary                                                10,208,000            10,341,000         9,572,000          10,329,000
                                                     ===================      ===============    ==============    ================
      Fully diluted                                          10,208,000            10,423,000         9,572,000          10,402,000
                                                     ===================      ===============   ===============    ================

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ------------------------------------------------
                                                                                      1997                     1996
                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                        $ (12,719,416)         $    3,050,942
         Adjustments to reconcile net income (loss) to net cash used in operating activities:
             Depreciation and amortization                                              688,637                 518,082
             Expense from issuance of stock options to non-employees                    194,105                      --
             Loss on sale of equipment                                                       --                  16,640
             Accretion of discount on marketable securities                            (730,322)               (246,106)
             Interest accrued on notes payable                                           69,503                  51,617
             Gain on restructuring debt                                               (415,481)                      --
             Changes in operating assets and liabilities:

                 Decrease in accounts receivable                                        780,816                      --
                 Increase in prepaid chemical supplies                                 (627,922)                     --
                 Decrease (increase) in other current assets                            133,604                 (93,419)
                 Increase in deposits and other                                        (373,723)               (420,880)
                 (Decrease) increase in accounts payable and accrued
                    expenses                                                           (785,346)              1,084,014
                                                                       -------------------------  ----------------------
                       Net cash (used in) provided by operating                    (13,785,545)               3,960,890
                         activities                                    -------------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                        (4,967,904)             (5,006,517)
         Sale of equipment                                                                   --                   2,200
         Sale and maturities of marketable securities                                20,863,000              20,022,819
         Purchase of marketable securities                                          (26,605,612)            (22,383,177)
         Expenditures for patents                                                      (344,900)               (118,383)
                                                                       -------------------------  ----------------------
                      Net cash used in investing activities                         (11,055,416)             (7,483,058)
                                                                       -------------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from private offering, net                                      15,120,839                       -
            Repayment of notes payable, capital leases & deferred revenue            (2,169,418)               (426,802)
            Advances from distributors                                                6,413,160               1,866,854
            Proceeds from exercise of stock options                                      51,137                  39,385
            Proceeds from notes payable                                                  67,097                 173,407
                                                                         ----------------------   ---------------------
                 Net cash provided by financing activities                           19,482,815               1,652,844
                                                                         ----------------------   ---------------------

         Net decrease in cash and cash equivalents                                  (5,358,146)             (1,869,324)
         Cash and cash equivalents at beginning of period                             6,696,361               5,517,061
                                                                         ======================   =====================
         Cash and cash equivalents at end of period                       $           1,338,215               3,647,737
                                                                         ======================   =====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

In March 1997, the Company issued 4,337 shares of common stock to the Company's 401(k) plan.

In July 1997, the Company amended a distribution agreement which resulted in a $1,406,199 reclassification between deferred revenue and notes payable.

                             SEE ACCOMPANYING NOTES

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

(1)  BASIS OF PRESENTATION:

The information at September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 is unaudited. However, such information includes all adjustments (consisting of normal recurring adjustments) which in the opinion of management of Sano Corporation (the "Company") are necessary for a fair financial presentation of the results for the periods presented. The results of operations and cash flows for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results of operations and cash flows to be expected for the entire year or any subsequent period. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

(2) PREPAID CHEMICAL SUPPLIES:

Effective fourth quarter 1996, the Company adopted a policy in which raw materials are classified as prepaid chemical supplies at the time of purchase. When the raw materials are used, they are expensed as research and development costs or cost of sales, as applicable.

(3) INCOME (LOSS) PER COMMON SHARE:

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

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (CONTINUED)

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

The following is a summary of stock option activity:

                                                                                 NUMBER OF         OPTION PRICE
                                                                                  SHARES             PER SHARE
                                                                            ------------------    ------------------
          Outstanding at December 31, 1996                                          1,450,807     $    0.67 - 19.25
          Granted                                                                     375,666          9.75 - 20.25
          Exercised                                                                  (57,043)          0.67 - 11.00
          Canceled                                                                   (13,393)          2.70 - 11.00
                                                                            ------------------    ------------------

          Outstanding at September 30, 1997                                         1,756,037          0.67 - 20.25
                                                                            ==================    ==================

          Options exercisable at September 30, 1997                                 1,057,682          0.67 - 16.75
                                                                            ==================    ==================

          Shares of common stock available for future grants
           at September 30, 1997                                                      174,199
                                                                            ==================

The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
                                                                                        NUMBER            WEIGHTED
    RANGE OF      NUMBER OUTSTANDING AS       REMAINING       WEIGHTED AVERAGE     EXERCISABLE AS OF       AVERAGE
EXERCISE PRICES   OF SEPTEMBER 30, 1997   CONTRACTUAL LIFE     EXERCISE PRICE     SEPTEMBER 30, 1997   EXERCISE PRICE
---------------   ---------------------   ----------------     --------------     ------------------   --------------

$0.67                    560,170                 .64                  .67                493,497                .67
1.50 - 3.60              562,918                4.44                 2.45                469,352               2.26
9.75 - 13.38             446,950                4.72                10.74                 68,933              11.34
14.38 - 20.25            185,999                3.97                17.66                 25,900              15.38
                         -------                ----                -----                 ------              -----
$0.67 - 20.25          1,756,037                3.25                 5.61              1,057,682               2.44

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (CONTINUED)

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

                                                              1997
                                                              ----
Net Loss                 As reported..................    $    12,719,416
                             Proforma.................    $    13,691,457

Loss Per Share           As reported..................    $    1.33
                             Proforma.................    $    1.43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 57.6%, risk-free interest rates ranging from 6.11% to 6.32%, expected dividends of $0 and expected lives of 5 years. For the nine months ended September 30, 1997, the Company recorded compensation expense of $194,105 related to stock options granted on various dates to non-employees of the Company.

(5) LEGAL PROCEEDINGS:

On March 6, 1996, Key Pharmaceuticals, Inc. ("Key") filed a complaint in the United States District Court of Florida alleging that one of the Company's transdermal nitroglycerin patches, for which the Company had filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration, infringed certain patents owned by Key. On October 17, 1997, Sano withdrew from consideration by the United States Food and Drug Administration ("FDA") the Abbreviated New Drug Application that gave rise to this lawsuit. The parties have since agreed upon a stipulation and order dismissing the lawsuit.

On September 15, 1997, Novartis Pharmaceuticals Canada Inc. and Alza Corporation filed a motion in the Federal Court of Canada, seeking to prohibit the Minister of Health and Welfare from issuing a notice of compliance to the Company for certain of the Company's transdermal nitroglycerine patches. The motion seeks to determine if the Company's proposed patches infringe a Canadian patent owned by Alza. The Company believes there is no merit to the allegations in the motion. The Company is contesting the motion and intends to vigorously defend its position.

(6) DISTRIBUTION AND LICENSE AGREEMENTS:

In August 1996, the Company entered into an exclusive worldwide distribution and supply agreement with Bristol-Myers Squibb Company ("BMS") and received a $15 million license payment. Because the $15 million license payment is non-refundable and the Company has no further obligations related to the license payment, such amount has been recognized as revenue. Any milestone payments Sano may receive under the BMS agreement will also be recorded as revenue upon the achievement of the related milestones. An advance of $6 million received in April 1997 from BMS to fund the purchase of production equipment is recorded as deferred revenue and will be recognized as revenue as sales of the products are made and related royalties are earned.

In May 1997, the Company entered into an exclusive distribution agreement with a third party to distribute a generic transdermal product in Italy, Vatican City and the Republic of San Marino. An upfront nonrefundable license payment of $100,000 will be payable to the Company upon meeting certain regulatory filing requirements expected to be completed in 1998.

                                SANO CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (CONTINUED)

DISTRIBUTION & LICENSE AGREEMENTS (CONT.)

In July 1997, the Company entered into an exclusive license agreement for the North American rights to use Nestorone(R), a novel progestin, in transdermal patches for female hormone replacement therapy and contraception. Sano paid an upfront license fee which is included in Patents, net in the accompanying balance sheet which the Company is obligated to pay future royalties upon marketing of this product. The Company also secured an option to acquire exclusive worldwide rights for the transdermal use of a patented, synthetic androgen, MENT, for the treatment of testosterone deficiency, male contraception and muscle wasting in males. The Company paid an option fee which is included in Patents, net in the accompanying balance sheet.

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

In exchange for the retention of these rights, the Company has agreed to return prior advances made by PAR for all products other than the PAR Products totaling $3,906,786. Of this amount, $1,953,393 was repaid upon the execution of the amendment and $1,953,393 will be repaid in the form of a promissory note due September 1998 accruing interest at 8.5%.

The amendment provides for the Company to repay $1,500,000 of the prior advances made by PAR for the PAR Products out of future gross profits. The balance of such advance which had been deferred by the Company was $1,915,000 at September 30, 1997. Accordingly, the Company recognized other income of $415,000 in July 1997.

(7) PRIVATE OFFERING

In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15 million, net of expenses associated with the offering.

(8) SUBSEQUENT EVENTS

In October 1997, the Company was granted its first product approval on its generic transdermal nicotine patch by the FDA.

In October 1997, the Company withdrew from consideration by the FDA the abbreviated new drug application filed for one of its generic transdermal nitroglycerine patches. In connection with the Company's decision to withdraw this product, if the Company has not received an approval of the product by the FDA prior to May 1998, the distribution company may terminate the agreement with respect to this product and the Company will be required to return $844,000 in advances.

PART I.   FINANCIAL INFORMATION:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company develops novel controlled release drug delivery systems for drug therapies licensed from others and for off-patent drugs ("Proprietary Products"). The Company also develops generic versions of branded controlled release products, generally where the advanced nature of the necessary technologies may limit competition from other manufacturers ("Generic Products"). The Company's strategy is to develop a comprehensive line of both Proprietary Products and Generic Products utilizing controlled release technologies. The Company now has nine Proprietary Products and ten Generic Products in various stages of development. At September 30, 1997, the Company had an accumulated deficit of $28.1 million, resulting from expenses incurred in research and development, clinical trials, facilities operations, the acquisition of supplies and, to a lesser extent, general and administrative operations. The Company expects to incur losses at least through 1998, which losses are likely to be substantial. The Company's sources of working capital have been an initial public offering, equity financings, a license payment and development fees from BMS and, to a lesser extent, interest earned on investment of cash. In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15 million, net of expenses associated with the offering. In the near term, revenues are expected to consist principally of revenues from license fees, milestone payments, research fees and payments from other entities under collaborative marketing and other agreements. Such payments are likely to be irregular and unpredictable.

     In July 1997, the Company amended its distribution agreement with PAR for generic transdermal products under development. The amendment confirms the Company's worldwide distribution rights to all of its generic transdermal products with the exception of U.S. rights and right of first refusal in Israel for the PAR Products.

     In exchange for these rights, the Company has agreed to return prior advances made by PAR for all products other than the PAR Products, totaling $3,906,786. Of this amount, $1,953,393 was repaid upon the execution of the amendment and $1,953,393 will be repaid in the form of a promissory note due September 1998 accruing interest at 8.5%.

    The amendment provides for the Company to repay $1,500,000 of the prior advances made by PAR for the PAR Products out of future gross profits. The balance of such advance which had been deferred by the Company was $1,915,000 at September 30, 1997. Accordingly, the Company recognized other income of $415,000 in July 1997.

    Under its distribution and supply agreement with BMS, any milestone payments the Company may receive under the BMS agreement will be recorded as revenue upon the achievement of the related milestones. An advance received from BMS of $6.0 million to fund the purchase of production equipment is recorded as deferred revenue and will be recognized as revenue as sales of the products are made and related royalties are earned. The Company has agreed to repay the advance by BMS from revenue earned from product sales.

      In October 1997, the Company received FDA approval to market its generic transdermal nicotine patch for smoking cessation. The product is the Company's first FDA product approval.

    In October 1997, the Company withdrew from consideration by the FDA the abbreviated new drug application filed for one of its generic transdermal nitroglycerine patches. In connection with the Company's decision to withdraw this product, if the Company has not received an approval of the product by the FDA prior to May 1998, the distribution company may terminate the agreement with respect to this product and the Company will be required to return $844,000 in advances.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

      REVENUES. Under the Company's distribution agreement with BMS, the Company recognized $945,000 in research and development revenue for the three months ended September 30, 1997. As a result of the August 1996 license payment under the BMS agreement, the Company recognized revenue of $15.0 million for the three months ended September 30, 1996.

RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $151,000, or 3%, to $4.5 million for the three months ended September 30, 1997, from $4.3 million during the comparable period in 1996. This increase is primarily attributable to the Company's increase in personnel due to preproduction start-up costs associated with staffing to prepare for product commercialization. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive developments and strategic marketing decisions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by 29%, to $1.1 for the three months ended September 30, 1997 from $1.6 million in the comparable period of 1996. This decrease was attributable to the $1.0 million investment banking fee incurred in connection with the BMS agreement in the quarter ended September 30 1996. This decrease was offset by increases in personnel and personnel-related expenditures associated with the expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees.

     OTHER INCOME (EXPENSE). Interest and other income increased by $655,000 or 195% to $992,000 for the three months ended September 30, 1997 from $337,000 in the comparable period in 1996. Included in interest and other income is $259,000 from BMS in connection with the Company supplying BMS with transdermal patches for its clinical studies as well as reimbursements for other costs incurred by the Company on behalf of BMS. Those costs are reimbursable to the Company pursuant to the BMS Agreement and have been classified as other income. Included in other income is $415,000 recognized in connection with the amendment of the distribution agreement with PAR. Interest and other expense was $39,000 for the three months ended September 30, 1997 compared to $14,000 in the comparable period in 1996. Interest and other expense principally reflects the accretion of interest on a discounted note.

    NET INCOME (LOSS). As a result of the foregoing, the Company reported net loss of $3.7 million for the three months ended September 30, 1997, compared to a net income of $9.4 million in the comparable period in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

    REVENUES. Under the Company's distribution agreement with BMS, the Company recognized $945,000 in research and development revenue for the three months ended September 30, 1997. As a result of the August 1996 license payment under the BMS agreement, the Company recognized revenue of $15.0 million for the nine months ended September 30, 1996.

    RESEARCH AND DEVELOPMENT. The Company's research and development expenses increased by $2.8 million, or 28%, to $13.0 million for the nine months ended September 30, 1997, from $10.2 million during the comparable period in 1996. This increase is primarily attributable to the Company's increased clinical trial expenses. The significant increase in laboratory and clinical activity required by the number of products in development resulted in a $393,000 increase in personnel and personnel related expenditures and a $1.6 million increase in the cost of clinical trial programs, primarily the initiation of the Phase III program for the Company's smoking cessation patch, as well as continued research to expand the Company's product pipeline. Preproduction start-up expenses associated with staffing to prepare for product commercialization resulted in a $864,000 increase in personnel and personnel related expenditures. All manufacturing expenses incurred in production of supplies for clinical trials are included within research and development expenses. The Company intends to continue to increase its research and development expenditures. Actual expenditures will depend on, among other things, the outcome of clinical testing of products under development, delays or changes in required governmental testing and approval procedures, technological and competitive developments and strategic marketing decisions.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 4%, to $2.8 million for the nine months ended September 30, 1997 from $2.7 million in the comparable period of 1996. This decrease was attributable to the $1.0 million investment banking fee incurred in connection with the BMS agreement in the third quarter of 1996. This decrease was offset by increases in personnel and personnel-related expenditures associated with expansion of facilities and administrative support for the Company's research and development efforts, as well as increases in professional fees, principally legal fees incurred in connection with patent litigation. See "Notes to Financial Statements-Legal Proceeding."

     OTHER INCOME (EXPENSE). Interest and other income increased by $1.3 million, or 131% to $2.3 million for the nine months ended September 30, 1997 from $975,000 in the comparable period in 1996. Included in Interest and other income is $951,000 from BMS in connection with the Company supplying BMS with transdermal patches for its clinical studies as well as reimbursements for other costs incurred by the Company on behalf of BMS. Those costs are reimbursable to the Company pursuant to the BMS Agreement and have been classified as other income. Included in other income is $415,000 recognized in connection with the amendment of the distribution agreement with PAR. Interest and other expense was $132,000 for the nine months ended September 30, 1997 compared to $68,000 in the comparable period in 1996. Interest and other expense principally reflects the accretion of interest on a discounted note.

    NET INCOME (LOSS). As a result of the foregoing, the Company reported net loss of $12.7 million for the nine months ended September 30, 1997, compared to a net income of $3.1 million in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

    Net cash used in operating activities was $13.8 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $4.0 million in the comparable period of 1996. This increase reflects the increased cash outlays for clinical trials, payroll and overhead.

    The Company had capital expenditures of $5.0 million for plant and equipment acquisitions and $345,000 in expenditures for patents during the nine months ended September 30, 1997, compared to $5.0 million and $118,000 respectively, for the same period in 1996.

     Net cash provided by financing activities totaled $19.5 million for the nine months ended September 30, 1997 compared to $1.7 million for the same period in 1996. In July 1997, the Company issued an additional 1,200,000 shares of Common Stock through a private offering. Proceeds to the Company totaled approximately $15.1 million, net of expenses associated with the offering. The Company also received $4.0 million in net advances from distributors.

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

    At September 30, 1997, the Company had working capital of $23.3 million compared to working capital of $23.5 million at December 31, 1996. Cash and cash equivalents and marketable securities were $24.8 million and $23.7 million at September 30, 1997 and December 31, 1996, respectively. As of November 7, 1997, Cash and cash equivalents and marketable securities were $23.3 million.

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

PART II.  OTHER INFORMATION:

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

   10.6    Employment Agreement, dated as of May 31, 1993, between the Registrant and Charles Betlach
               (1)

   10.7    Employment Agreement, dated as of September 30, 1993, between the Registrant and Cheryl
               Gentile, as amended (2)

   10.8    Employment Agreement, dated as of May 28, 1993, between the Registrant and Jesus Miranda, as amended (2)

   10.9    Employment Agreement, dated as of September 30, 1993, between the Registrant and Joseph
                Gentile (1)

  10.10    Distribution Agreement, dated February 24, 1994, between the Registrant and Pharmaceutical
                Resources, Inc. (1)
  10.11    Lease Agreement, dated May 6, 1994, between the Registrant and Sunbeam Properties, Inc. (3250
                 Commerce Parkway, Miramar, Florida property) (1)
  10.12    Lease Agreement, dated September10, 1994, between the Registrant and Sunbeam Properties, Inc.
                 (3251 Corporate Way, Miramar, Florida property) (1)
  10.13    Consulting Agreement dated January 7, 1994 between the Registrant and Dr. Donald Robinson (2)
  10.14(a) License Agreement dated October 28, 1994 by and between Dr. Jed E. Rose, Dr. Edward D.
                 Levin and Robert J. Schaap and the Registrant (3)
  10.14(b) Amendment No. 1 dated May 15, 1996 to License Agreement dated October 28, 1994 by and between
                 Dr. Jed E. Rose, Dr. Edward D. Levin and Robert J. Schaap and the Registrant (5)
  10.15     Distribution and Supply Agreement for Transdermal Buspirone, dated August 28, 1996, between the
                 Registrant and Bristol-Myers Squibb Company (5)
  10.16     Letter agreement, dated May 8, 1995, between the Registrant and Pharmaceutical Resources, Inc. and PAR
                 Pharmaceutical, Inc. amending the PAR Agreement (5)
  10.17     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Charles Betlach (4)
  10.18     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Cheryl Gentile (4)
  10.19     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Jesus Miranda (4)
  10.20     Extension of Employment Agreement, dated October 24, 1996, between the Registrant and Joseph Gentile (4)
  10.21     Business Lease, dated September 11, 1996, between the Registrant and Sunbeam
                 Properties, Inc. (4)
  10.22     Lease Extension and Amendment, dated September 11, 1996, between the Registrant and Sunbeam
                 Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
  10.23     Lease Extension and Amendment dated September 11, 1996, between the Registrant and Sunbeam
               Properties, Inc. (3251 Corporate Way, Miramar, Florida property) (4)
  10.24     License Agreement dated July 9, 1997 between the Registrant and the Population Council, Inc. (6)
  10.25     Amended and Restated Distribution Agreement dated July 28, 1997 between the Registrant, Pharmaceutical
               Resources, Inc. and PAR Pharmaceuticals, Inc., (6)
  27.       Financial Data Schedule

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

(5) Exhibit is incorporated by reference to the Company's Current Report Form 8-K dated May 15, 1996.

(6) Certain marked portions of this Agreement have been redacted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933.

(b) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the third quarter of 1997.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 By:           /s/ Reginald L. Hardy
                                                      -----------------------------------------
          Dated: November 13, 1997                               Reginald L. Hardy
                                                                     PRESIDENT
                                                           (PRINCIPAL EXECUTIVE OFFICER)

                                                 By:            /s/ Gerald S. Coombs
                                                      -----------------------------------------
          Dated: November 13, 1997                                Gerald S. Coombs
                                                              CHIEF FINANCIAL OFFICER
                                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                       OFFICER)

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
10.25 Amended and Restated Distribution Agreement dated July 28, 1997 between the Registrant, Pharmaceutical Resources, Inc. and PAR Pharmaceuticals, Inc.

10.26 License Agreement dated July 9, 1997 between the Registrant and the Population Council, Inc.

27.                 Financial Data Schedule